Form 10-K
period 1995-09-30
PARIS BUSINESS FORMS INC
filed 1995-12-29
CIK 789660

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


[ X ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required)

                   FOR FISCAL YEAR ENDED SEPTEMBER 30, 1995

                                      OR

[   ]   Transaction Report pursuant to section 13 or 15(d) of the Securities
        Exchange Act of 1934 (no fee required)

                       COMMISSION FILE NUMBER 0 - 14358

                          PARIS BUSINESS FORMS, INC.
            (Exact name of Registrant as specified in its Charter)

      PENNSYLVANIA                                              23-1645493
(State or other Jurisdiction of                              (I.R.S. Employer
 incorporation of organization)                              Identification No.)

                    122 KISSEL ROAD, BURLINGTON, N.J. 08016
              (Address of principal executive office) (zip code)

                           Telephone:  (609) 387-7300
              (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the act:  None

          Securities registered pursuant to section 12(g) of the act:

                                     TITLE
                   Capital Stock, $.004/par value per share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [ X ]           No [   ]

        The aggregate market value of the voting stock held by nonaffiliates of the registrant as of November 15, 1995 was $5,157,810.

        Number of shares of outstanding common stock as of November 15, 1995, 3,715,317 shares.

        Definitive Proxy Statement for the January 26, 1996 annual meeting of the Stockholders has been filed within 120 days after the end of the fiscal year covered by this annual report.

ITEM 1 - BUSINESS

GENERAL
-------

        Paris Business Forms, Inc. ("Paris"), incorporated in 1964 under the laws of the Commonwealth of Pennsylvania, is a holding Company with four wholly owned subsidiaries, viz., two active operating companies in New Jersey and Texas, one inactive Florida corporation, and a Delaware corporation which owns the Company's trademarks. Paris Business Products, Inc., a New Jersey corporation and Paris Business Forms, Inc., a Texas corporation, are the two operating companies, with plants in New Jersey and Texas, respectively. PBF Corporation is the Delaware corporation. The Texas and Florida corporations are both wholly owned subsidiaries of the New Jersey corporation. Paris also has a 30% interest in a corporation, Signature Corporation, formed in 1992, to market office products through the supermarket and drug chain channels. Xerox and two individuals own the remainder of the interest in Signature Corporation

        The Company converts mill paper rolls to business forms at its two manufacturing and distribution plants in New Jersey and Texas and distributes office products, computer products and software through a number of market channels including forms dealers, paper merchants, stationers, office product and computer superstores, consumer electronics retailers, buying groups, catalogs, supermarkets, and drugstore chains. Products include stock and custom continuous forms; mill cut, value added, and custom cut sheets; paper handling products for small offices and home offices, computer based printers and scanners, office products and on-demand laser software. Geographically the Company markets its products throughout the United States and Canada through Company sales representatives, independent representatives, brokers, dealers, and distributors.

        Traditionally, the principal focus of the business was the manufacture of continuous forms designed to run on dot matrix and high speed impact printers. The Company serves the stock "green bar" continuous forms market, as well as the custom forms market for commercial businesses providing business forms to customer specifications. In recent years, with printer technology changing to laser and inkjet imprinting and the evolution of software to provide design capability to the user, the demand for continuous forms has begun to decline and is expected to continue at a negative 5% to 10% annual declining rate into the future. Accordingly, the Company is changing its focus to the development and sale of value added and custom cut sheet products used on laser and inkjet printers. Perfed, punched, lined cut sheets, high quality printing cuts, collated sets, colored cuts and novelty cut products have been recently introduced. Additional diversification strategies in hardware and software products have been successfully embarked on within the past year.

        The Company has completed the installation of both a local area and wide area computer network this past year resulting in significant increases in productivity internally, with enhanced communication and information exchange in a client/server environment utilizing an IBM AS400 minicomputer, Compaq microcomputer server, and over sixty user devices. The Company provides EDI capability to its customers and suppliers as required by many companies today to handle orders, shipment confirmations and billing.

COMPETITION
-----------

        The business forms market is divided into two major markets. One segment consists of "forms" manufacturers who distribute their own forms directly to end users. The other segment consists of "manufacturers", like the Company, who distribute their forms through resellers and retailers. The Company competes principally with those manufacturers which distribute their products through forms resellers and retailers.

        In the reseller market, the Company competes principally with four companies in stock computer paper. Although the Company does not compete directly with the approximate dozen direct sellers, weak industry conditions have forced the direct sellers to market to the smaller companies which traditionally bought through the indirect market. The Company's selling prices have suffered accordingly, but lost market share has been minimal. With respect to custom forms, all of the direct and approximately four hundred regional companies participate in that market.

SUPPLIERS
---------

        The Company purchases registered bond paper, (consisting of a wide variety of weights, widths, colors, sizes and qualities), and carbonless paper from the major United States paper mills. The Company believes that it has good relationships with all of its suppliers.

        During the past fiscal year, the major paper mills have shifted some capacity, or in some cases eliminated capacity, creating a shortage in raw paper supply for the Company and the paper industry at large. As a result, paper costs have accelerated at a rapid pace, nearly doubling during the period of July to December, 1994, and increasing another 25% from January, 1995 to September, 1995. The tight supply conditions have ceased since September, 1995, with reduced demand from manufacturers and distributors throughout the supply channel due to high inventory levels. The Company believes, however, that demand-supply equilibrium will return in early 1996, and that supply allocations could continue for an indefinite period thereafter.

        The Company has partnered or formed strategic alliances with a number of companies to provide raw material, market support, and/or name recognition for its value added cut sheet product and non-paper products. Xerox and the Company have formed Signature Corporation to market office products under the Xerox brand name through the supermarket and drugstore chains. The Company has entered into a distribution agreement with Seiko Instruments, Inc. to sell a label printer product through selected markets in the United States. Recently, Paris contracted with Microtek, Inc., a billion dollar Taiwanese manufacturer, to private label manufacture a scanner product with optical recognition software capability, and with another Taiwan Company, Asco Products, Inc. to provide a variety of products, viz., a private label paper folder for managing mail distribution and after-market paper feed trays for Hewlett Packer laser printers. Currently, the Company represents the largest volume customer of Boise Cascade for certain specialty retail cut sheet products. The Company believes the strong relationship between Paris and Boise will provide the Company a solid footing for future cut sheet supply. Finally, Paris is working with a number of entrepreneurial startup companies with unique products that fit well within the existing product offerings. Touch-It Corporation produces heat sensitive envelopes, folders, and note pads that change color when touched. Compu-Notes, Inc. produces clip boards, binders and address books made from recycled circuit boards. Paris is working closely with both of these firms to introduce their products to certain select markets.

SEGMENTS AND MAJOR CUSTOMERS
----------------------------

        The Company operates in three segments or lines of business, including stock continuous forms and cut sheets, continuous forms and cut sheets and office products. Financial information for each of the Company's segments including net sales, operating income, total assets, capital expenditures and sales to major customers, are included in the accompanying financial statements.

        No customer accounts for more than 10% of the Company's custom shipments. However, one customer, Office Depot, Inc., a leading office superstore, accounts for more than 32% of stock computer paper shipments. The loss of Office Depot would have a material adverse affect on net sales and gross profits. We have no reason to believe that this business is in jeopardy since our relationship is excellent. The Company has been a major supplier to Office Depot, Inc. for the past seven years. However, there are no contractual relationships guaranteeing our continued presence as a vendor.

EMPLOYEES
---------

        As of September 30, 1995, the Company employed approximately 178 people in manufacturing, sales and administrative functions in its corporate offices and plants in New Jersey and Texas.

DISTRIBUTION
------------

        The Company markets the custom and stock forms products through approximately 2,500 independent dealers in the United States and Canada, as well as through retail superstores. The independent distributors rely on several manufacturers, like the Company, to supply these end users. The distributors range in size from a single individual to a distributorship with several offices and an extensive sales force. The Company operates, or contracts for storage space, in several strategically located warehouses along the east coast, southeast and southwest regions of the country. These locations are used as the storage and shipping points for its stock forms. Currently, the Company's primary method of generating sales contacts is through its own sales force, sales representatives, extensive marketing programs, referral and reputation.

        The sales force consists of a National Sales Manager and five salespersons covering New England, Mid-Atlantic, Southeast, Midwest and Southwest regions of the eastern United States. A network of independent sales representatives covering the entire United States has been assembled in fiscal 1995 to sell the new non-paper products through major resellers and retailers. Several new marketing positions (Director of Sales, Director of Marketing, Product Manager, and Director of Communications) have been created to support the new product line. The individuals filling these positions bring over fifty years of marketing experience to the Company, particularly in the computer markets that present many opportunities for our new products.

MANUFACTURING
-------------

        The Company's custom paper products are manufactured in the New Jersey plant and consists of five rotary presses and one collator. The rotary presses range in size from 14" to 22" and provide the Company with the ability to produce a broad spectrum of form sizes. Each piece of machinery requires a skilled operator; support personnel are required on some equipment. The custom forms operation runs primarily two shifts per day, however some equipment runs three shifts. The estimated annual capacity of the custom business is approximately $12 million in sales at current prices.

        The Company's stock form business is manufactured from two locations. The New Jersey facility has four presses and one collator, and Texas has two presses and one collator. The majority of the stock forms is produced to be sold from inventory. Each plant is also capable of producing customized computer paper or stock forms upon order. The stock operation is three shifts per day, five days per week, with overtime on an as needed basis. The estimated annual capacity of the stock business is approximately $55 million in sales at current prices.

        The Company's equipment is very well suited to produce nearly all of the forms products required by a forms distributor or retailer. The Company continues to monitor any new product requirements of its forms distributors and assess what new equipment or equipment modifications are required to produce the products.

OPERATIONS
----------

        The Company owns a 159,000 square foot plant and corporate office in Burlington, New Jersey and leases a 45,000 square foot plant in Fort Worth, Texas. Of the approximate 200,000 square feet of space, 5% is devoted to offices, 50% to warehouse and 45% to paper conversion. There are six stock presses, five custom presses and three collators operating at the two plants. There are no union affiliations among the 133 hourly and 45 salaried employees at the Company's two locations. The Company ships via common carrier trucks either directly to its customers from its plant warehouses or through contract distribution sites or cross dock sites.

        Production capacity far exceed expected demand in stock continuous forms products and the Company plans on reducing capacity by 30-50% within the next 12-18 months as a result of expiring equipment leases and the sale of equipment. Current demand approximates 8,500 cartons per day with capacity at close to 13,000 carton per day.

        In April, 1995 the Florida plant was closed and certain equipment was sold or scrapped. In addition, a press was purchased at the expiration of the lease and resold at a profit. The Company expects to maintain its present two plants in fiscal 1996, but will continue to reduce capacity whenever possible in its stock continuous forms business.

        Custom forms capacity has been converted from roll to sheeting capability and will continue over the next two years to address the shift in demand from continuous forms to cut sheet forms. Currently, 40% of capacity is directed to custom cut sheets. By 1997, 100% of production will be allocated to cut sheet products.

        The Company has adequate domestic and foreign paper supply sources with paper mills and brokers at the present time. However, no new mill capacity is schedule until 1997. The mills are reallocating capacity to higher grade papers that yield higher margins and, as a result, are de-emphasizing forms bond used in continuous form production. During the first six months of calendar 1995, the mills commenced on an allocation program yielding lower levels of supply to all their customers, including Paris. In addition, the supply of foreign paper was absorbed in Europe. The resulting tight supply conditions yielded much higher market prices for the Company, equal to or greater than the higher raw paper increases. The Company was able to utilize its long term relationships with the mills and brokers and buying expertise to obtain lower but adequate paper tonnage to satisfy its customer base and certain new accounts at higher price levels. Despite unit volume decreasing approximately 60%, pricing increased at a much greater rate resulting in margins of 30% compared to the average in prior years of 15%. Paris has negotiated short term supply contracts for the near term with Boise Cascade for both forms bond and cut sheet supply, and anticipates sufficient tonnage in fiscal 1996. The Company cannot predict if tight market conditions will repeat and whether margin opportunities will be present again in the coming fiscal year.

        Due to the paper mill allocations that occurred in the first nine months of fiscal 1995, Paris built inventory levels far in excess of normal levels, reaching in excess of three months supply by September, 1995. The Company, like many of its competitors and dealers, purchased paper in anticipation of future shortage and even higher prices during the summer of 1995. As of late September, supply conditions have softened and demand has slowed due to the high inventory levels at all distribution points. As a result, the Company has negotiated a moratorium on paper tonnage during the October to December 1995 period to reduce its raw paper inventories to quantities not to exceed 45 days supply. Short term selective dumping of product may be necessary if pricing gets too competitive. The Company believes that more normal inventory levels throughout the system will occur by the end of calendar 1995 and that 1996 will see less volatile supply and pricing than in the previous year.

OTHER MATTERS
-------------

        The corporate structure of the Company's legal entities was reorganized in fiscal 1995. Paris Business Forms, Inc. (PBFI), the public Company, transferred substantially all of the operating assets and liabilities to a newly formed subsidiary corporation, Paris Business Products, Inc. (PBP). The Texas operating corporation, Paris Business Forms, Inc. (PBFITX) and a newly formed Florida corporation, Paris Business Products, Inc. (PBPFL), are subsidiaries of PBP. PBFI is now a holding Company which owns the Burlington, New Jersey plant and cash and near cash investments. PBP, PBFITX and PBPFL are operating corporations. PBF Corporation, a Delaware corporation, owns the Company trademarks and remains a subsidiary of PBFI.

        The Internal Revenue Service is presently engaged in an audit of the Company's profit sharing plan, corporate tax returns, and employment tax filings for the periods 1992, 1993 and 1994. The Company believes that total assessments, interest, and penalties will not exceed $500,000. The Company has recorded a $500,000 provision on its books as of September 30, 1995.

        The Board of Directors have approved a resolution for a Deferred Compensation Contract with the Chairman of the Board and CEO to pay $100,000 per year for four years upon termination of employment in recognition of thirty-one years of service.

ITEM 2 - PROPERTIES

        The Burlington, New Jersey facility serves as the corporate office, manufacturing plant and distribution center. The building has been expanded to 159,000 square feet. The original facility of 116,000 square feet, including 5,000 square feet of office space, was constructed and occupied during the first half of 1986. The warehouse addition of 34,000 square feet was completed during the summer of 1988.

        The Fort Worth, Texas facility was sold in June, 1994 and replaced by a 45,000 square foot leased facility.

        In March 1992 the Company purchased a 70,000 square foot building in Jacksonville, Florida to expand stock forms operations. The cost of the building plus improvements was approximately $1.3 million. In April 1995, the Florida facility was sold for $1,050,000, and the facility was not replaced.

ITEM 3 - LEGAL PROCEEDINGS

        There are no material legal proceedings in process as of the date of this filing.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the year ended September 30, 1995.

                                    PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDERS
MATTERS

(A) The Company's common stock is traded in the over-the-counter market and is listed on the National Association Of Stock Dealers Daily Quotation Service (NASDAQ) National Market System. The Symbol for the Company is PBFI. The registrar and transfer agent is Mellon Bank (East) N.A. The table below shows the quarterly price range of Paris Business Forms, Inc. common shares, as shown by the National Daily Quotation Service.

                                             RANGE OF SALE PRICES
                                             --------------------

                                   1995 FISCAL YEAR         1994 FISCAL YEAR
                                   ----------------         ----------------
                                   HIGH         LOW         HIGH         LOW
First Quarter                      3 3/8      2 1/2         2 3/8      1 5/8
Second Quarter                     4 1/8          2         2 7/8      1 7/8
Third Quarter                      5 1/2      3 3/4         2 7/8          2
Fourth Quarter                     9 3/4      5 1/8         3 3/4      2 1/8

(B) The approximate number of shareholders of record as of November 15, 1995 was 200.

(C) The Company last paid cash dividends of $.045 during fiscal year 1991. Currently, the Company does not plan to pay dividends in the future.

ITEM 6 - SELECTED FINANCIAL DATA


                       FOR THE YEAR ENDED SEPTEMBER 30,
                  (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

                                  1995      1994       1993      1992      1991
                                  ----      ----       ----      ----      ----

NET SALES                      $64,916   $57,892    $59,158   $61,755   $60,026

INCOME (LOSS)
FROM OPERATIONS                  5,722       222     (1,489)    1,155       729
NET INCOME (LOSS)                3,451       429       (998)      712       460
EARNINGS PER SHARE                 .91       .12       (.27)      .19       .12
TOTAL ASSETS                    41,188    24,747     27,041    27,254    25,505
WORKING CAPITAL                 15,255    11,866     10,414     9,312    10,570
LONG TERM DEBT                       0     2,061      3,179     1,950     2,154
(excluding current portion)
SHAREHOLDERS' EQUITY           $21,108   $17,494    $17,065   $18,144   $17,433
CASH DIVIDENDS PER SHARE          NONE      NONE       NONE      NONE   $  .045

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased $3,389,000 and cash and cash equivalents increased $3,147,000 in the fiscal year ended September 30, 1995. Sources of working capital included net income of $3,451,000, plus the addition of non-cash expenses such as depreciation of $1,135,000, loss on the sale of property, plant, and equipment of $368,000, allowance for doubtful accounts of $330,000, and other expenses of $129,000. The sale of the Jacksonville, Florida plant for $1,050,000, and the sale of machinery and equipment for $175,000 also contributed to the increase in working capital. Offsetting these increases were the reclassification of a term loan from long term debt to short term debt of $1,324,000, purchases of equipment of $921,000, repayment of long term debt of $737,000, and other decreases of $267,000. Cash used in operations was $1,283,000.

     Inventories at September 30, 1995 were $17,347,847 as compared to $4,315,119 at September 30, 1994 principally due to the Company's accelerated paper purchases in the last quarter of its fiscal year to protect its paper supply in light of industry paper allocation programs imposed by the paper mills during the past year. In addition, inventories of new products accounted for $400,000 of the increase in inventory levels and, in comparison, inventories were abnormally low at the beginning of the fiscal year. The additional investment in inventories was financed through trade credit and utilization of the Company's working capital line of credit.

     The Company has a $6,000,000 line of credit available through a commercial bank at prime rate less one half a percentage point (9.00% at September 30, 1995). The outstanding balance on the line of credit at September 30, 1995 was $4,926,500. See note 6 in the Notes to Consolidated Financial Statements for more detail on the Company's line of credit. The Company also has $5,227,000 in cash and cash equivalents, and $3,658,000 in diversified marketable securities at September 30, 1995.

     The Company leased two custom presses and two stock form presses in the fiscal year ended September 30, 1995. One of the custom presses, purchased at the end of fiscal 1995, was resold. The remaining custom press lease will expire in 1996 and the leases on the stock form presses expire in 1997. The Company has a lease on a 45,000 square foot building in Fort Worth, Texas, which expires in August, 1999.

     The loan outstanding at September, 1995 of $1,650,000 is a term loan with interest at 75% of the prime rate. See note 6 in the Notes to Consolidated Financial Statements for more detail on the outstanding debt. The Company anticipates funding its obligations through cash flow from operations.

     Inflation is not expected to have a material adverse effect on the Company's sales or earnings.

1995 COMPARED TO 1994

     Net sales for the fiscal year ended September 30, 1995 increased $7,024,000 or 12% as compared to fiscal 1994, due to increases in average selling prices of 59% in stock continuous forms products and 14% in custom forms resulting in higher revenues of $18,811,000 and $1,031,000, respectively, in these business segments. Offsetting the favorable price levels in fiscal 1995 was a decline in unit volume of 30% or $14,662,000 in the Company's core computer paper business due to the shrinking market for impact printer paper products averaging approximately 10% per year and the industry paper supply shortages resulting from paper mill supply allocations in the Company's third and fourth quarters of fiscal 1995.

     Cost of sales remained relatively stable ($67,000 change) in fiscal 1995 versus 1994. The lower sales volume of 30% was offset by higher unit costs of equal effect due to raw material paper cost escalation during the year.

     Gross profit increased $7,091,000 (145%) from fiscal 1994 to fiscal 1995 principally from the net incremental positive margins of $6,514,000 in the stock computer paper business segment resulting from selling price increases outpacing higher unit paper costs and declining volume. Conversely lower margins occurred in the custom business forms segment of $511,000 where higher unit costs could not be entirely passed on to customers through higher prices. Sales of new products yielded incremental profit of $700,000. Cost reduction efforts resulted in significant savings from the closing of various distribution sites and the Florida manufacturing plant in the amount of $630,000. The cost of underutilization of factory capacity of $242,000 accounted for the majority of the remaining gross profit change.

     Selling expenses increased $569,000 (33%) due to marketing and staffing cost associated with new product introductions, including salaries of $175,000, promotional materials and related expenses of $110,000, advertising expense of $108,000, trade show expense of $72,000, and other sundry increases of $104,000. General and administrative expenses increased $1,097,000 (39%) due to the following: $400,000 for the adoption of a deferred compensation plan, increased salaries and benefits of $206,000, an increase in bad debt expense of $197,000, and other sundry increases of $294,000.

     Interest expense increased $18,000 for the fiscal year ended September 30, 1995, in comparison to the prior fiscal year. The change resulted from interest incurred on a working capital loan of $68,000, offset by a decrease of $50,000 due to the paydown of mortgage debt and a bank term loan.

     Other net expense increased $348,000 for the fiscal year ended September 30, 1995 in comparison to the prior fiscal year. The increase was due principally to the loss on equipment sales and the retirement of dormant and underutilized fixed assets of $368,000. The shutdown of the Jacksonville, Florida facility comprised $198,000 of the loss on fixed assets.

1994 COMPARED TO 1993

     Net sales for the fiscal year ended September 30, 1994 decreased
$1,266,000 (2%) over fiscal year 1993 sales. The decrease in sales is due to the continued decline in stock computer forms at a rate consistent with the industry as well as a slowdown in the custom forms business.

     Cost of sales for the fiscal year ended September 30, 1994 decreased $2,426,000 (4%) from fiscal 1993. The decrease is due to lower paper prices throughout most of the year and a decrease in volume.

     The gross profit for the fiscal year ended September 30, 1994 increased $1,160,000 (31%) from fiscal 1993. The increase is due principally to lower paper costs and a significant effort by the Company to control operating costs.

     Selling expenses decreased $260,000 (13%) and administration expenses decreased $648,000 (19%) from Fiscal 1993 to 1994 due to reductions in personnel, cost reduction programs Company-wide, offset partially by increased costs for the development of new products.

     Income before taxes for fiscal year ended September 30, 1994 increased $1,711,000 (115%) over Fiscal 1993 principally due to higher profit margins resulting from lower paper cost and improved pricing strategy, and management's continuing focus on the reduction of fixed operating expenses.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS:                                    PAGE
CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1995 AND 1994            12

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS
  ENDED SEPTEMBER 30, 1995, 1994, AND 1993                              13

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY FOR
  THE YEARS ENDED SEPTEMBER 30, 1995, 1994, 1993 AND 1992               14

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS
  ENDED SEPTEMBER 30, 1995, 1994 AND 1993                               15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              16 - 26

REPORT OF INDEPENDENT ACCOUNTANTS                                       27

SCHEDULE  I - MARKETABLE SECURITIES                                     28

SCHEDULE  V - PROPERTY, PLANT AND EQUIPMENT                             29

SCHEDULE  VI - ACCUMULATED DEPRECIATION OF PROPERTY
  PLANT AND EQUIPMENT                                                   30

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS                       31

SCHEDULE  IX - SHORT TERM BORROWINGS                                    32

REPORT OF INDEPENDENT ACCOUNTANTS ON S-X SCHEDULE                       33

  FINANCIAL STATEMENT SCHEDULES NOT INCLUDED IN THIS FORM 10-K HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

                          CONSOLIDATED BALANCE SHEET
                          --------------------------

                                                                               SEPTEMBER 30,
                                                                               ------------

                                                                            1995           1994
                                                                            ----           ----
ASSETS
Current Assets:
  Cash and cash equivalents                                              $5,227,249     $2,080,539
  Marketable securities                                                   3,657,894      2,568,912
  Accounts receivable, less allowance for doubtful accounts of
   $505,379 and $449,403 at September 30, 1995 and 1994, respectively     6,549,451      6,389,545
  Inventories                                                            17,347,847      4,315,119
  Prepaid expenses                                                          299,536        294,405
  Deferred income taxes                                                   1,233,000        390,000
                                                                        -----------    -----------
      Total Current Assets                                               34,314,977     16,038,520
Property, plant and equipment, net                                        6,800,179      8,502,500
Other assets                                                                 73,112        206,072
                                                                        -----------    -----------
      Total Assets                                                      $41,188,268    $24,747,092
                                                                        ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                                      $1,650,000       $326,000
  Note payable, bank                                                      4,926,500
  Accounts payable and accrued expenses                                  10,775,630      2,915,661
  Accrued payroll and related expenses                                      602,603        631,997
  Income taxes payable                                                    1,105,000        298,551
                                                                        -----------    -----------
      Total Current Liabilities                                          19,059,733      4,172,209
Long-term debt                                                                           2,060,667
Deferred income taxes                                                     1,020,413      1,019,782
                                                                        -----------    -----------
      Total Liabilities                                                  20,080,146      7,252,658
                                                                        -----------    -----------
Commitments:
Shareholders' equity:
  Common stock, $.004 par value; authorized 10,000,000 shares;
  issued 3,937, 517 shares                                                   15,751         15,751
  Additional paid-in capital                                              8,588,243      8,588,243
  Retained earnings                                                      13,682,551     10,231,164
  Unrealized gain in marketable securities                                  121,314
                                                                        -----------    -----------
                                                                         22,407,859     18,835,158


  Less: Common stock held in treasury, at cost; 208,111 and 222,200
  shares at September 30, 1995 and 1994, respectively                    (1,299,737)    (1,340,724)
                                                                        -----------    -----------
      Total shareholders' equity                                         21,108,122     17,494,434
                                                                        -----------    -----------
      Total                                                             $41,188,268    $24,747,092
                                                                        ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     ------------------------------------

                                                                       YEAR ENDED SEPTEMBER 30,
                                                                       -----------------------

                                                            1995               1994                  1993
                                                            ----               ----                  ----
Net Sales                                                $64,916,361        $57,892,384           $59,158,458
                                                         -----------        -----------           -----------
Costs and expenses:
 Cost of products sold                                    52,965,236         53,032,423            55,458,620
 Selling expenses                                          2,311,026          1,742,278             2,001,945
 General and administrative expenses                       3,917,856          2,820,476             3,468,617
 Interest expense                                            203,299            185,532               292,481
 Other expense (income), net                                 237,328           (110,342)             (573,781)
                                                         -----------        -----------           -----------
        Total costs and expenses                          59,634,745         57,670,367            60,647,882
                                                         -----------        -----------           -----------
Income (loss) before income taxes and cumulative
 effect  of change in accounting principle                 5,281,616            222,017            (1,489,424)
Provision for income taxes (benefit)                       1,830,229            154,841              (491,510)
                                                         -----------        -----------           -----------
Income (loss) before cumulative effect
  of change in accounting principle                        3,451,387             67,176              (997,914)
Cumulative effect on prior years (to September 30,
 1993) of change in accounting for income taxes                                 362,000
                                                         -----------        -----------           -----------
Net income (loss)                                         $3,451,387           $429,176             ($997,914)
                                                         ===========        ===========           ===========

Earnings per share from operations                              $.91               $.02                 ($.27)

Earnings per share from cumulative effect on prior
years (to September 30, 1993) of change in accounting
for income taxes.                                                                  $.10
                                                         -----------        -----------           -----------
Earnings per share                                              $.91               $.12                 ($.27)
                                                         ===========        ===========           ===========



  The accompanying notes are an integral part of these financial statements.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
                 ---------------------------------------------

                                                               ADDITIONAL
                                           COMMON STOCK         PAID IN       RETAINED      UNREALIZED      TREASURY
                                          SHARES    AMOUNT      CAPITAL       EARNINGS         GAIN          STOCK          TOTAL
                                          ------    ------      -------       --------      ----------      --------        -----
Balance at September 30, 1992          3,937,517    $15,751   $8,588,243    $10,799,902                 ($1,259,471)    $18,144,425

Purchase of 25,000 Treasury Shares                                                                          (81,253)        (81,253)

Net Loss                                                                       (997,914)                                   (997,914)
                                       ---------  ---------   ----------    -----------   -----------    ----------     -----------

Balance at September 30, 1993          3,937,517     15,751    8,588,243      9,801,988                 (1,340,724)      17,065,258

Net Income                                                                      429,176                                     429,176
                                       ---------  ---------   ----------    -----------   -----------    ----------     -----------

Balance at September 30, 1994          3,937,517     15,751    8,588,243     10,231,164                  (1,340,724)     17,494,434

Net Income                                                                    3,451,387                                   3,451,387

Issuance of 14,089 Treasury Shares                                                                           40,987          40,987


Unrealized Gain on Marketable
Securities, Net of Income Tax Effect:

  Effect of Accounting Change
  October 1, 1994                                                                              36,574                        36,574


  Increase in Unrealized Gain on
  Marketable Securities during 1995                                                            84,740                        84,740
                                       ---------  ---------   ----------    -----------   -----------    ----------     -----------

Balance at September 30, 1995          3,937,517    $15,751   $8,588,243    $13,682,551      $121,314   ($1,299,737)    $21,108,122
                                       =========   ========   ==========    ===========   ===========    ==========     ===========



  The accompanying notes are an integral part of these financial statements.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------


                                                                   YEAR ENDED SEPTEMBER 30,
                                                                   ------------------------
                                                         1995                1994               1993
                                                         ----                ----               ----
Cash flow from operating activities:
   Net income (loss)                                    $3,451,387             $429,176        ($997,914)
                                                        ----------           ----------        ----------
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
      activities:
        Depreciation                                     1,135,108            1,290,431        1,556,679
        (Gain) loss on sale of property, plant
        and equipment                                      367,907               (4,204)        (211,801)
        (Gain) loss on sale of marketable securities      (376,204)            (283,352)         (89,689)
        Provision for bad debts                            330,000              166,004          184,871
        Provision for equity in loss on investment in
        joint venture                                      129,334              204,000
        Deferred income tax credit                        (842,369)            (477,422)        (139,824)
        (Increase) decrease in:
           Accounts receivable                            (489,906)           1,022,381       (1,433,974)
           Inventories                                 (13,032,729)            (180,044)       1,266,111
           Recoverable income taxes                                             740,304          (93,644)
           Prepaid expenses                                 (5,130)              (4,880)        (176,515)
           Other assets                                      3,624              124,297           79,193
           Increase (decrease) in:
           Accounts payable and accrued expenses         7,859,969             (661,820)      (1,309,802)
           Accrued payroll and related expenses            (29,394)             170,162         (353,125)
           Deferred revenues                                                                      (6,910)
           Income taxes payable, current                   806,449
                                                        ----------           ----------        ----------
        Total adjustments                               (4,143,341)           2,105,857         (728,430)
                                                        ----------           ----------        ----------
          Net cash provided by (used in)
           operating activities                           (691,954)           2,535,033       (1,726,344)
                                                        ----------           ----------        ----------
Cash flows from investing activities:
   Investment in joint venture                                                                  (299,999)
   Proceeds from sale of marketable securities             429,174            2,249,069        1,473,677
   Purchase of marketable securities                    (1,020,638)          (1,750,137)      (2,872,922)
   Proceeds from sale of property, plant and
    equipment                                            1,120,807              970,092          897,400
   Purchase of property, plant and equipment              (921,499)            (355,959)        (895,931)
                                                        ----------           ----------       ----------
          Net cash provided by (used in)
           investing activities                           (392,156)           1,113,065       (1,697,775)
                                                        ----------           ----------       ----------
Cash flows from financing activities:
   Proceeds of long-term debt                                                                  3,380,000
   Repayments of long-term debt                           (736,667)          (2,442,666)        (737,571)
   (Purchase) issuance of treasury stock                    40,987                                81,253
   Proceeds of working capital line of credit            4,926,500
                                                        ----------           ----------       ----------
          Net cash provided by (used in)
           financing activities                          4,230,820           (2,442,666)       2,561,176
                                                        ----------           ----------       ----------
   Net increase (decrease) in cash and cash
    equivalents                                          3,146,710            1,205,432         (862,943)
   Cash and cash equivalents, at beginning of year       2,080,539              875,107        1,738,050
                                                        ----------           ----------       ----------
   Cash and cash equivalents, at end of year            $5,277,249           $2,080,539         $875,107
                                                        ==========           ==========       ==========
Supplemental disclosures of cash flow information:
   Cash paid (received) during the year for:
     Interest                                             $203,299             $185,532         $292,481
                                                        ==========           ==========       ==========

     Income taxes                                       $1,753,912             $452,205        ($299,632)
                                                        ==========           ==========       ==========

Supplemental schedule of non-cash investing and financing activities:
 The Company acquired 266,667 shares, or 33.3%, of the common stock of a joint venture corporation for $333,334 in December 1992, including a note payable for $33,333 due November 1, 1993. Also, marketable securities increased by $183,945 due to net unrealized gains during the year.

  The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Paris Business Forms, Inc. and subsidiaries (collectively, the "Company") manufacture stock and custom business forms, provide value added services to cut sheet products, and distribute office products and computer/printer peripheral products. The Company manufactures stock and custom forms in Burlington, New Jersey and stock forms in Fort Worth, Texas. The Company markets through retailers, resellers, and dealers throughout the United States and Canada.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of Paris Business Forms, Inc. and its wholly-owned subsidiaries with appropriate elimination of intercompany accounts and transactions.

INVESTMENTS IN DEBT AND EQUITY SECURITIES:

At October 1, 1994, the Company adopted Statement of Financial "Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity
Securities: ("SFAS No. 115"). The adoption of SFAS No. 115 resulted in an increase in stockholders' equity of $36,574, net of taxes of $18,841. In accordance with SFAS No. 115, prior years financial statements have not been restated to reflect the change in accounting method.

At September 30, 1995, marketable equity securities have been categorized as available for sale. Such securities are stated at fair value based upon quoted market prices. Unrealized holding gains and losses, net of tax, are reported as a separate component of stockholders' equity. At September 30, 1994, marketable equity securities were stated at the lower of aggregate cost or market value.

INVENTORIES:

Inventories are stated at the lower cost or market. Cost is determined by the first-in, first-out method (FIFO).

PROPERTY, PLANT AND EQUIPMENT:

Expenditures for renewals and betterments which increase the useful life or capacity of property, plant and equipment are capitalized at cost. Expenditures for repairs and maintenance are charged to income as incurred. Gain or loss on the retirement or disposal of capital assets is reflected in income in the period of disposal.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

JOINT VENTURE:

The Company is a joint venture participant with Xerox Corporation in Signature Corporation, Inc. This investment is accounted for using the equity method.

INCOME TAXES:

Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which changed the criteria for measuring the provision for income taxes and recognizing deferred tax assets and liabilities on the balance sheet. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The cumulative effect of the change on prior years increased net income by $362,000 in 1994.

PER SHARE DATA:

Earnings per share data have been computed on the basis of the weighted average number of shares of common stock outstanding (3,715,317 for the years ending September 30, 1995, 1994 and 1993), plus the dilutive effect of common stock equivalents (stock options) computed using the treasury stock method which resulted in an aggregate of 3,795,087 shares in 1995 and 3,715,317 shares in 1994 and 1993.

STATEMENT OF CASH FLOWS AND CASH MANAGEMENT:

For purposes of the statement of cash flows, the Company considers short-term investments purchased with an original maturity of three months or less to be cash equivalents.


NOTE 2 - ACQUISITIONS AND DISPOSITIONS

ACQUISITION:

In December 1992, the Company acquired 266,667 shares or 33.3% of the common stock of a developmental stage joint venture corporation, Signature Corporation, Inc. ("Signature"), for $333,334 including cash and a note payable for $33,333, (included in the current portion of long term debt), which was paid November 1, 1993. The Company's rights and obligations related to this investment are included in the Stock Purchase, Stockholder and License Agreements including certain common stock warrants and registration rights.

The Company's original investment of $333,334 or 33% of the common stock of Signature Corporation, Inc., a joint venture, has been written off completely by the Company's recognition of its equity in the operating losses of Signature of $129,334 and $204,000 in fiscal 1995 and fiscal 1994, respectively. In addition, the Company paid expenses of Signature, on its behalf, in the amount of $88,057 and $99,526 in fiscal 1995 and fiscal 1994, respectively.

The Company invested $921,499 in property, plant, and equipment during the year, of which $567,221 relates to a custom press and collator, and $160,500 relates to computer equipment for the installation of a local area network.

DISPOSITION:

The Jacksonville, Florida facility was sold in April 1995, due to plant rationalization and reorganization. The net sales proceeds were $978,182 and the loss realized was $56,955. The retirement of other assets related to the Jacksonville closing resulted in a loss of $141,291. Other costs expended to complete the plant shutdown totaled $87,625, resulting in total disposition costs of $285,871.

The Fort Worth, Texas facility was sold in June 1994 and replaced by a leased facility in the same city. The net sales proceeds were $854,361 and the gain realized was $89,158. The gain was included in 1994 in other income.

NOTE 3 - MARKETABLE SECURITIES

Marketable securities classified as current assets at September 30, 1995 and 1994, are summarized as follows:

1995                             FAIR VALUE               COST
----                             ----------            ----------
     EQUITY SECURITIES:
       Stocks                    $  659,362            $  554,493
       Mutual Funds                 543,433               464,356
       Limited Partnerships       2,455,100             2,455,100
                                 ----------            ----------
       Total                     $3,657,895            $3,473,949
                                 ==========            ==========
1994
----
     EQUITY SECURITIES:
       Stocks                    $1,407,313            $1,411,825
       Mutual Funds                 473,363               384,935
       Limited Partnerships         743,651               772,152
                                 ----------            ----------
       Total                     $2,624,327            $2,568,912
                                 ==========            ==========

Gross unrealized holding gains and losses at September 30, 1995 and 1994, are as follows:

1995                             UNREALIZED            UNREALIZED
----
                                   GAINS                 LOSSES
                                 ----------            ----------
     EQUITY SECURITIES:
       Stocks                    $  112,121            $    7,252
       Mutual Funds                  79,077                     0
                                 ----------            ----------
       Total                     $  191,198            $    7,252
                                 ==========            ==========
1994
----
     EQUITY SECURITIES:
       Stocks                    $   33,340            $   37,852
       Mutual Funds                  88,428                     0
       Limited Partnerships          42,855                71,356
                                 ----------            ----------
       Total                     $  164,623            $  109,208
                                 ==========            ==========

Proceeds from the sale of securities classified as available for sale for the year ended September 30, 1995 and 1994 were $429,174 and $2,249,069, respectively. Fiscal 1995 and 1994 gross realized gains and losses were $412,861 and $36,657, and $356,620 and $73,268, respectively, and are included in other income. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

NOTE 4 - INVENTORIES:

Inventories consist of the following at September 30, 1995 and 1994:

                                       SEPTEMBER 30,
                                       -------------
                              1995                            1994
                              ----                            ----
Raw materials             $12,410,366                      $1,778,744
Work in progress               76,350                          86,496
Finished goods              4,861,131                       2,449,879
                          -----------                      ----------

Total                     $17,347,847                      $4,315,119
                          ===========                      ==========


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT:


Property, plant and equipment consist of the following at September 30, 1995 and 1994:

                                                                  SEPTEMBER 30,
                                                                  -------------
                                       ESTIMATED
                                      USEFUL LIVES          1995                 1994
                                      ------------          ----                 ----
Land
Building and building                                      $489,600             $677,715
 improvements                          10-30 years
Machinery and equipment                 7-10 years        4,951,312            6,002,356
Furniture and fixtures                    10 years        8,352,740            8,813,176
Automobiles and trucks                   4-6 years          366,285              364,772
                                                            171,351              190,391
                                                         ----------           ----------
                                                         14,331,288           16,048,410

Less - accumulated depreciation                          (7,531,110)          (7,545,910)
                                                         ----------           ----------

Property, plant and equipment, net                       $6,800,179           $8,502,500
                                                         ==========           ==========

Depreciation expense totaled $1,135,109, $1,290,431 and $1,556,679 for the years ended September 30, 1995, 1994 and 1993, respectively.

NOTE 6 - LONG TERM DEBT:

Long-term debt consists of the following at September 30, 1995 and 1994:

                                                                         SEPTEMBER 30,
                                                                         -------------
                                                                    1995              1994
                                                                    ----              ----
New Jersey Economic Development Authority (NJEDA) Bond,
interest payable monthly at a rate of 75% of prime (9.00%
at September 30, 1995), principal payable in monthly
installments of $12,500, with the unamortized principal
balance due on February 1, 1996.                                 $1,650,000        $1,800,000

Mortgage note, interest payable monthly at a fixed rate
of 7.0% and principal payable in sixty consecutive
monthly payments of $14,667.  The balance of $308,000
was repaid in 1995 with the sale of the Jacksonville,
Florida facility (Note 2).                                            -               586,667
                                                                 -----------       -----------
                                                                  1,650,000         2,386,667
Less current portion                                             (1,650,000)         (326,000)
                                                                 -----------       -----------
 Total                                                           $    -            $2,060,667
                                                                 ===========       ===========

The Company has a line of credit payable on demand with a commercial bank under which it can borrow up to $6,000,000 at prime rate (9.00% at September 30, 1995) minus 1/2%. The line of credit is secured by the Company's accounts receivable and inventories. Interest is payable monthly. The line of credit expires on September 30, 1996. The borrowings outstanding at September 30, 1995 were $4,926,500. There were no borrowings outstanding at September 30, 1994.

The NJEDA industrial revenue note, which at the lender's option, may be extended beyond its original 10-year term, is secured by a first mortgage on the Company's Burlington, New Jersey facility, the guarantee of its subsidiaries, Parisnap, Inc. and Paristock, Inc., the Company's accounts receivable , machinery and equipment and a life insurance policy on the Company's president. Machinery and equipment secured by this loan has net book value of approximately $3,087,000 at September 30, 1995. The loan covenants contain certain limitations and requirements including the following:

 . Limitations on capital expenditures of $2,000,000 per fiscal year;
 . Minimum consolidated tangible net worth, as defined;
 . Minimum debt service coverage ratio of 1.15 to 1.00;
 . Total liabilities to tangible net worth may not exceed .75 to 1.00;
 . Current assets excluding inventory to current liabilities may not be less than
  1.25 to 1.00;
 . Limitations on additional borrowings, liens, contingent obligations, leases, officers salaries, sales of assets, mergers, loans and advances, acquisitions of and dividends on common stock; and cross-collateralization of all debt facilities with the bank.

A waiver was obtained for the violation of certain covenants during the fiscal year.

NOTE 7 - INCOME TAXES:

The composition of the provision (credit) for income taxes is as follows:

                             FOR THE YEAR ENDED SEPTEMBER 30,
                             --------------------------------

                            1995           1994           1993
                            ----           ----           ----
Current:
 Federal                 $2,533,000      $270,263      ($348,405)
 State                      196,000
                         ----------      ---------     ----------
                          2,729,000       270,263       (348,405)
                         ----------      ---------     ----------
Deferred:
 Federal                   (877,771)     (115,422)      (143,105)
 State                      (21,000)
                         ----------      ---------     ----------
                           (898,771)     (115,422)      (143,105)
                         ----------      ---------     ----------
Total                    $1,830,229      $154,841      ($491,510)
                         ==========      =========     ==========

The Company utilized approximately $1,900,000 of $2,700,000 of state net operating loss carryforwards available, among the consolidated entities, to offset state income taxes of approximately $95,000 for the year ended September 30, 1995. The remainder of state operating loss carryforwards of approximately $800,000 are expected to be utilized in future fiscal years. There are no federal net operating loss carryforwards available for the current or future years.

Reconciliations of income taxes with the amounts which would result from applying the UNITED STATES statutory rate are as follows:

                                                      FOR THE YEAR ENDED SEPTEMBER 30,
                                                      --------------------------------

                                                     1995           1994           1993
                                                     ----           ----           ----
Provision (credit) at statutory rate              $1,795,749       $75,426      ($506,404)
Increases (reductions) in taxes resulting from
 asset writedowns                                   (200,040)      107,713
State income taxes, net of federal
 income tax benefit                                  113,520
Adjustment of prior year accruals                    175,000
Other increases (reductions), net                    (54,000)      (28,358)        14,894
                                                  ----------      --------      ---------
 Total                                            $1,830,229      $154,841      ($491,510)
                                                  ==========      ========      =========

The components of the deferred tax asset at September 30, 1995 and 1994 are as follows:

                                               1995          1994
                                               ----          ----
Reserve for doubtful accounts                 $260,000     $191,000
Reserve for inventory obsolescence
  and writedown to net realizable value        510,000      136,000
Accrued compensation                           258,000       63,000
Writedown of investment in Signature           142,000
  Corporation
Other increases (reductions), net               63,000
                                            ----------     --------
  Total                                     $1,233,000     $390,000
                                            ==========     ========

The deferred income tax liability at September 30, 1995 and 1994 results from the use of accelerated depreciation methods for tax purposes.

NOTE 8 - SHAREHOLDERS' EQUITY:

The Company adopted a stock option plan effective October 1, 1985. A total of 261,000 shares of common stock were initially authorized and reserved for issuance under the plan. As a result of stock dividends in 1988 and 1987, the total stock options authorized is 315,810. The plan provides for the granting to key employees of both non-qualified stock options and "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code. Under the plan, no options may be granted more than ten years after the effective date of plan. The exercise price of all incentive stock options granted under the option plan may be no less than fair market value of such shares on the date of grant. Stock option activity for 1995, 1994 and 1993 is as follows:

                                                          1995        1994       1993
                                                          ----        ----       ----
Options outstanding at October 1                         211,000     173,000    184,420
Options granted                                          146,000      73,000     37,000
Options expired/exercised                                (56,700)    (35,000)   (48,420)
                                                        --------    --------    -------
Options outstanding and exercisable at September 30      300,300     211,000    173,000
                                                        ========    ========    =======
Options available for grant at September 30               15,510     104,810    142,810
                                                        ========    ========    =======
Options price range at September 30                     $1.875 to   $1.875 to   $3.50 to
                                                        $7.975      $9.08       $9.08

The Board of Directors has approved the purchase of up to 300,000 shares of stock for the Company's treasury. The amount of treasury shares at September 30, 1995 are 208,111.

NOTE 9 - COMMITMENTS

LEASES:

The Company has certain operating leases, primarily for machinery and equipment and the Ft. Worth, Texas facility, expiring at various dates. Total rental expense was $498,547 in 1995, $648,428 in 1994, and $708,075 in 1993.

YEAR            AMOUNT
----            ------
1996          $364,862
1997           274,716
1998           166,928
1999           103,125
              --------
Total         $909,631
              ========

SERVICE CONTRACTS:

The Company has an agreement with an outside contractor to perform warehousing and distribution services for the Fort Worth, Texas facility. The services include staffing and managing personnel, provision of all equipment, material, and services in order to maintain the facility, and the design of a warehouse management system. Total service contract expense was $212,415 in 1995.

YEAR            AMOUNT
----            ------
1996          $209,964
1997           216,264
1998           222,744
1999           229,428
              --------
Total         $878,400
              ========

NOTE 10 - PROFIT SHARING AND DEFERRED COMPENSATION PLAN:

The Company has a noncontributory profit sharing plan which covers substantially all employees and provides benefits upon retirement, death or termination of employment. Amounts attributable to participant accounts are based on their compensation and the meeting of a required vesting schedule. The plan provides for contributions determined annually by the Board of Directors. The Company's policy is to currently fund all contributions determined by the Board of Directors. Contributions totaled $0, $100,000, and $160,000, for the years ended September 30, 1995, 1994 and 1993, respectively.

The Board of Directors have approved that upon the termination of his employment, the President and Chairman of the Board, shall receive $100,000 per year for four years in recognition of past services. Accordingly, $400,000 in deferred compensation liability has been included in these financial statement.

NOTE 11 - SEGMENT INFORMATION:

The Company currently operates in three basic segments or lines of business. These segments are (1) stock continuous forms and cutsheets, (2) custom continuous forms and cutsheets, and (3) office products, including computer/printer hardware and software products. The following table sets forth certain financial information with respect to these segments and reconciles such information to the consolidated financial statements.

                                                    YEAR-ENDED SEPTEMBER 30,
                                                    ------------------------
                                                1995          1994          1993
                                                ----         -----          ----
Net sales of products and services:
 Stock forms                                 $55,283,756   $50,081,522   $48,061,199
 Custom forms                                  8,823,616     7,810,862    11,097,259
 Office products, hardware/software              808,989
                                             -----------   -----------   -----------
                                             $64,916,361   $57,892,384   $59,158,458
                                             ===========   ===========   ===========
Segment operating income (loss):
 Stock forms                                  $6,289,470       $67,299   ($1,299,434)
 Custom forms                                   (581,486)      244,616      (444,295)
 Office products, hardware/software             (398,654)
 Corporate                                       412,913       (14,708)      (26,995)
                                              ----------   -----------   -----------
                                              $5,722,243      $297,207   ($1,770,724)
                                              ----------   ===========   ===========
Consolidated income (loss) before taxes:
 Segment operating income (loss):              5,722,243       297,207    (1,770,724)
 Interest expense                               (203,299)     (185,532)     (292,481)
 Other income (expense) items                   (237,328)      110,342       573,781
                                              ----------   -----------   -----------
                                              $5,281,616      $222,017   ($1,489,424)
                                              ==========   ===========   ===========
Assets:
 Stock forms                                 $23,488,774   $12,979,371   $14,771,960
 Custom forms                                  3,228,294     6,304,754     7,532,904
 Office products, hardware/software
 Corporate                                    14,471,200     5,462,967     4,736,246
                                             -----------   -----------   -----------
  Total consolidated                         $41,188,268   $24,747,092   $27,041,110
                                             ===========   ===========   ===========
Capital expenditures:
 Stock forms                                     122,812       291,022       475,464
 Custom forms                                    599,214        20,012       108,400
 Office products, hardware/software
 Corporate                                       199,473        44,925       312,067
                                             -----------   -----------   -----------
  Total consolidated                            $921,499      $355,959      $895,931
                                             ===========   ===========   ===========
Depreciation expense:
 Stock forms                                     657,608       801,936       613,755
 Custom forms                                    477,500       488,495       942,924
                                             -----------   -----------   -----------
  Total consolidated                          $1,135,108    $1,290,431    $1,556,679
                                             ===========   ===========   ===========

Segment operating income is determined by deducting from sales of products and services, cost of products sold, and selling, general and administrative expenses directly related or allocable to the segment. Not included in segment operating income are certain income and expense items such as interest income and expense, other income and income taxes.

During the years ended September 30, 1995, 1994 and 1993, net sales to one stock customer, Office Depot, Inc., accounted for approximately 35%, 33%, and 32% of the total net sales, respectively. The same customer accounted for 20%, 27%, and 27% of the accounts receivable balance at September 30, 1995, 1994 and 1993 respectively.

NOTE 12 - QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                             QUARTER  ENDED
                                                             --------------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                             DEC 31       MAR 31      JUN 30      SEPT 30
                                             ------       ------      ------      -------
1995:
 . Net sales                                  $14,017      $19,403     $16,741     $14,755
 . Gross profit                                 1,839        4,070       3,560       2,482
 . Income before taxes                            547        1,452       1,915       1,367
 . Net (loss) income                              361          958       1,164         968
 . Earnings per share                         $  0.10      $  0.26     $  0.30     $  0.25

1994:
 . Net sales                                  $15,261      $13,638     $14,506     $14,487
 . Gross profit                                 1,064          997       1,222       1,575
 . Income (loss) before taxes                    (271)        (159)         54         597
 . Income (loss) before cumulative effect
  of change in account principle                (179)        (105)         36         315
 . Cumulative effect on prior years (to
  September 30, 1993) of change in
  accounting for income taxes                   (362)           0           0           0
 . Net (loss) income (1)                          183         (105)         36         315
 . Earnings per share                         $  0.05      $ (0.03)    $  0.01     $  0.08

1993:
 . Net sales                                  $15,153      $14,666     $14,433     $14,906
 . Gross profit                                 1,323        1,077         840         460
 . Income (loss) before taxes                      55         (588)       (353)       (603)
 . Net (loss) income                               49         (318)       (316)       (413)
 . Earnings (loss) per share                  $  0.01      $ (0.08)    $ (0.09)    $ (0.11)


(1) Net income for the quarter ended December 31, 1993, previously reported as $(179) is restated above to reflect the cumulative effect on prior years of change in accounting for income taxes.

NOTE 13 - OTHER EXPENSE (INCOME), NET:


Other expense (income), net, consist of the following at September 30, 1995, 1994 and 1993:

                                                                   September 30,
                                                         1995           1994          1993
                                                         ----           ----          ----
Gain on marketable securities                          ($376,205)    ($283,352)    ($89,689)
(Gain)/loss on fixed asset disposal                      367,903        (4,204)    (260,034)
Equity in joint venture losses, and other expenses       217,390       303,526
Interest income                                         (184,596)      (78,098)     (72,664)
Other, net                                               212,836       (48,214)    (151,394)
                                                       -------------------------------------
Total                                                   $237,328     ($110,342)   ($573,781)
                                                       =====================================

  [LETTERHEAD OF PARENTE, RANDOLPH, ORLANDO, CAREY & ASSOCIATES APPEARS HERE]

                             REPORT OF INDEPENDENT
                         CERTIFIED PUBLIC ACCOUNTANTS
                         ============================



To the Shareholders and
  Board of Directors
Paris Business Forms, Inc.
Burlington, New Jersey:


       We have audited the accompanying consolidated balance sheets of Paris Business Forms, Inc. and subsidiaries as of September 30, 1995, and 1994, and the related consolidated statements of operations, shareholder's equity and cash flows for each of the years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paris Business Forms, Inc., and subsidiaries as of September 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.


/s/ Parente, Randolph, Orlando, Carey & Associates

Parente, Randolph, Orlando, Carey and Associates
Media, Pennsylvania
November 2, 1995

                          PARIS BUSINESS FORMS, INC.
                          --------------------------

                                  SCHEDULE I
                                  ----------

                             MARKETABLE SECURITIES
                             ---------------------

                                                        September 30, 1995
                                                        ------------------

Name of issuer            Number of                     Market      Carrying
and title of issue     shares or units      Cost         value        value
------------------     ---------------   ----------   ----------   ----------
Stocks                      38,652       $3,009,593   $3,114,462   $3,114,462

Mutual Funds                34,563          464,356      543,432      543,432
                         ----------      ----------   ----------   ----------

Total                       73,215       $3,473,949   $3,657,894   $3,657,894
                         ==========      ==========   ==========   ==========

                          PARIS BUSINESS FORMS, INC.
                          --------------------------

                                  SCHEDULE V
                                  ----------

                         PROPERTY, PLANT AND EQUIPMENT
                         -----------------------------

                           BALANCE AT                               BALANCE
                           BEGINNING     ADDITIONS   RETIREMENTS     AT END
CLASSIFICATION             OF PERIOD      AT COST     AND SALES    OF PERIOD
--------------             ----------    ---------   -----------   ---------
For the year ended
 September 30, 1995:
Land                       $   677,715               $  188,115    $   489,600
Building and building
 improvements                6,002,356       6,999    1,058,043      4,951,312
Machinery and equipment      8,813,176     872,471    1,332,907      8,352,740
Furniture and fixtures         364,772       4,370        2,857        366,285
Automobiles and trucks         190,391      37,659       56,699        171,351
                           -----------   ---------   ----------    -----------

                           $16,048,410   $ 921,499   $2,638,621    $14,331,288
                           ===========   =========   ==========    ===========

For the year ended
 September 30, 1994:
Land                       $   867,631               $  189,916    $   677,715
Building and building
 improvements                6,642,147      15,492      655,284      6,002,356
Machinery and equipment      8,955,110     313,200      455,134      8,813,176
Furniture and fixtures         342,512      22,260                     364,772
Automobiles and trucks         190,391                                 190,391
                           -----------   ---------   ----------    -----------

                           $16,997,791   $ 350,952   $1,300,334    $16,048,410
                           ===========   =========   ==========    ===========

For the year ended
 September 30, 1993:
Land                       $   867,631                             $   867,631
Building and building
 improvements                6,613,013   $  29,134                   6,642,147
Machinery and equipment     11,099,608     866,797    3,011,295      8,955,110
Furniture and fixtures         441,302                   98,790        342,512
Automobiles and trucks         289,874                   99,483        190,391
                           -----------   ---------   ----------    -----------

                           $19,311,428   $ 895,931   $3,209,568    $16,997,791
                           ===========   =========   ==========    ===========

                          PARIS BUSINESS FORMS, INC.
                          --------------------------
                                  SCHEDULE VI
                                  -----------
           ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
           ---------------------------------------------------------

                          BALANCE AT                                    BALANCE
                          BEGINNING                     RETIREMENTS     AT END
CLASSIFICATION            OF PERIOD     DEPRECIATION     AND SALES     OF PERIOD
--------------            ----------    ------------     ---------     ---------
For the year ended
 September 30, 1995:
Building and Building
 improvements             $1,740,897    $  231,811      $  125,917     $1,846,791
Machinery and equipment    5,342,068       872,482         966,152      5,248,398
Furniture and fixtures       273,730        27,757           1,142        300,345
Automobiles and trucks       189,215         3,058          56,698        135,575
                          ----------    ----------      ----------     ----------

                          $7,545,910    $1,135,108      $1,149,909     $7,531,110
                          ==========    ==========      ==========     ==========


For the year ended
 September 30, 1994:
Building and Building
 improvements             $1,537,610    $  271,728      $   68,441     $1,740,897
Machinery and equipment    4,646,659       966,421         271,012      5,342,068
Furniture and fixtures       236,105        37,625                        273,730
Automobiles and trucks       174,558        14,657                        189,215
                          ----------    ----------      ----------     ----------

                          $6,594,932    $1,290,431      $  339,453     $7,545,910
                          ==========    ==========      ==========     ==========


For the year ended
 September 30, 1993
Building and building
 improvements             $1,264,119    $  273,491                     $1,537,610
Machinery and equipment    5,818,919     1,185,651      $2,357,911      4,646,659
Furniture and fixtures       246,513        63,641          74,049        236,105
Automobiles and trucks       232,670        33,896          92,008        174,558
                          ----------    ----------      ----------     ----------

                          $7,562,221    $1,556,679      $2,523,968     $6,594,932
                          ==========    ==========      ==========     ==========

                          PARIS BUSINESS FORMS, INC.
                          --------------------------
                                 SCHEDULE VIII
                                 -------------
                       VALUATION AND QUALIFYING ACCOUNTS
                       ---------------------------------

                             BALANCE AT BEGINNING   ADDITIONS CHARGED TO                 BALANCE AT
                                   OF PERIOD          COST AND EXPENSES    DEDUCTIONS   END OF PERIOD
                             --------------------   --------------------   ----------   -------------
For the year ended
 September 30, 1995:
  Deducted from asset to
   which it applies:
    Allowance for
     doubtful accounts:            $449,403               $330,000          $274,024      $505,379
                                   ========               ========          ========      ========

For the year ended
 September 30, 1994:
  Deducted from asset to
   which it applies:
    Allowance for
     doubtful accounts:            $511,118               $129,780          $191,495      $449,403
                                   ========               ========          ========      ========


For the year ended
 September 30, 1993:
  Deducted from asset to
   which it applies:
    Allowance for
     doubtful accounts:            $326,247               $322,001          $137,130      $511,118
                                   ========               ========          ========      ========

                          PARIS BUSINESS FORMS, INC.
                          --------------------------
                                  SCHEDULE IX
                                  -----------
                             SHORT-TERM BORROWINGS
                             ---------------------

                              September 30, 1995
                              ------------------

                                                           Maximum Amount       Average Amount       Weighted Average
Category of Aggregate   Balance at      Weighted Average   Outstanding During   Outstanding During   Interest Rate
Short Term Borrowings   End of Period   Interest Rate      The Period           The Period           During the Period
Working Capital         $4,926,500         8.75%               $5,500,000           $827,000               8.75%
Line of Credit
Payable to Bank






ITEM 9-CHANGES IN AND DISAGREEMENTS OF ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

 [LETTERHEAD OF PARENTE, RANDOLPH, ORLANDO, CAREY & ASSOCIATES APPEARS HERE]

                             REPORT OF INDEPENDENT
                         CERTIFIED PUBLIC ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULES
                       --------------------------------


To the Shareholders and
 Board of Directors
Paris Business Forms, Inc.
Burlington, New Jersey:

     We have audited the basic consolidated financial statements of Paris Business Forms, Inc. and subsidiaries as of September 30, 1995 and 1994, and for each of the years in the three year period ended September 30, 1995, and have issued our report thereon dated November 2, 1995, such consolidated financial statements and report are included elsewhere in this Form 10K. Our audit also included financial statement schedules of Paris Business Forms, Inc. and subsidiaries listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedules based on our audits. In our opinion, such financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ Parente, Randolph, Orlando, Carey & Associates

Parente, Randolph, Orlando, Carey & Associates
Media, Pennsylvania
November 2, 1995

                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Directors of the Company are elected for a term of one year. The current Directors and Officers of the Company, together with their ages, positions, backgrounds, and business experiences are set forth below:

NAME                                AGE          POSITION WITH THE COMPANY
----                                ---          -------------------------
Dominic P. Toscani, Sr.             67           President, Chief Executive
(2), (4)                                         Officer, Treasurer and
                                                 Chairman of the Board of
                                                 Directors

Dominic P. Toscani, Jr.             37           Senior Vice President,
(2), (4)                                         Secretary and Director

Gerard M. Toscani                   35           Senior Vice President
(3), (4)                                         and Director

Thomas A. Baglio                    34           Vice President of Sales

Jim Grey                            41           Vice President of Operations

John A. Whiteside                   47           Chief Financial Officer

Palmer E. Retzlaff                  64           Director
(2), (3)

Frank A. Mattei, M.D.               74           Director
(1)

Oscar Tete                          71           Director
(1)

John V. Petrycki                    55           Director
(1), (3)

  (1)  Member of Compensation and Stock Option Committee
  (2)  Member of Audit Committee.
  (3)  Member of the Investment and Finance Committee
  (4) Dominic P. Toscani, Sr. is the father of Dominic P. Toscani, Jr. and Gerard M. Toscani.

  Dominic P. Toscani, Sr. is the founder of the Company, has served as a Director and has been responsible for its management since its inception. Prior to the founding of the Company, Mr. Toscani was a practicing attorney.

  Dominic P. Toscani, Jr. became a Director of the Company in 1992. He was appointed Senior Vice President and Secretary during fiscal 1990 and was the Company's Vice President of Operations since January 1987. He previously served as Operations Manager since 1982.

  Gerard M. Toscani became a Director of the Company in 1992. He was appointed Senior Vice President during fiscal 1990 and was the Company's Vice President of Sales and Marketing since January 1987. He previously served as Sales and Marketing Manager since September 1982.

  Thomas A. Baglio became Vice President of Sales in May of 1992. He served as Regional Sales Manager for the Company since January 1991. For the three years prior to January 1991 he was a Sales Manager with SCM Allied Paper.

  Jim Grey became Vice President of Operations in September 1993. He has been with the Company over eight years and has previously served as General Manager of the New Jersey facility.

  John A. Whiteside became Chief Financial Officer in January 1994. He served as Operations Manager and Controller of a H.J. Heinz Company subsidiary from 1990 until 1994. For the five years prior, he served as the Vice President of Finance for Ultra Precision, Inc.

  Palmer E. Retzlaff became a Director in November 1993. He has been President of Southwest Grain Co., Inc. since 1973. Previously he was the General Manager of the Philadelphia Eagles.

  Frank A. Mattei was elected to the Board of Directors in March 1986. He has been a practicing orthopedic surgeon over the past five years and is associated with North Philadelphia Health System, (formerly Girard Medical Center), and St. Agnes Medical Center in Philadelphia.

  Oscar Tete was elected to the Board of Directors in March 1986. Mr. Tete retired in 1990. He was an Executive Vice President of First Fidelity Bank in Burlington, New Jersey since 1972.

  John Petrycki was elected to the Board of Directors in August 1995. Mr. Petrycki retired in 1995. He was President and CEO of PNC Bank in south central Pennsylvania.

ITEM 11 - SUMMARY COMPENSATION

  The following table contains information regarding the individual compensation of the seven most highly compensated officers of the Company in fiscal years 1995, 1994 and 1993.

SUMMARY COMPENSATION TABLE

                                            ANNUAL COMPENSATION                         LONG TERM
                                                                                      COMPENSATION
                                          ----------------------------------------------------------
                                                                                         AWARDS
                                                                                    ----------------
       NAME AND                    FISCAL                              OTHER           RESTRICTED
  PRINCIPAL POSITION                YEAR     SALARY      BONUS         ANNUAL            STOCK
                                                                   COMPENSATION (1)     OPTIONS
----------------------------------------------------------------------------------------------------
Dominic P. Toscani, Sr.             1995    $285,362    $50,000        $8,000           $31,250
Chairman of the Board               1994    $296,400    $10,000        $8,000           $22,500
and President                       1993    $293,407    $30,000        $8,000           $40,000

Dominic P. Toscani, Jr.             1995    $179,092    $62,500        $8,000           $31,250
Senior Vice President               1994    $129,538    $30,000        $8,000           $22,500
and Secretary                       1993    $119,654    $20,000        $8,000           $40,000

Gerard M. Toscani                   1995    $179,092    $62,500        $8,000           $31,250
Senior Vice President               1994    $136,046    $30,000        $8,000           $22,500
                                    1993    $112,798    $20,000        $8,000           $40,000

Thomas A. Baglio                    1995    $110,962    $10,000        $    0            $6,250
Vice President of Sales             1994     $89,614    $ 4,000        $    0           $11,250
                                    1993     $79,992    $     0        $    0            $8,000

James Grey (1)                      1995     $77,212    $13,000        $8,000            $6,250
Vice President of Operations        1994     $65,000    $ 2,500        $8,000           $11,250

John A. Whiteside (1)               1995     $84,144    $10,000        $    0            $6,250
Chief Financial Officer

Donald G. Velardi (1)               1995     $67,192    $ 7,000        $    0            $6,250
Director of Information Services

(1) Compensation data for these directors is provided in only the years for which they served as directors the entire fiscal year.

      All officers serve at the discretion of the board of Directors and are appointed to their respective offices for one year term.

(2) Details of stock options granted to, exercised and held by each individual are shown on page 9 in the Proxy Statement filed on December 22, 1995 for the January 26, 1996 Annual meeting.

      During the fiscal year 1995 each Director was paid $1,000 for each board meeting attended. All Directors attend at least 75% of their scheduled Board Meetings and meetings held by Committees of which they were members.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                            (AS NOVEMBER 15, 1995)

Title of     Name and Address of            Amount and Nature of         Percent of
Class          Beneficial Owner             Beneficial Ownership (1)     Class (1)
--------     -------------------            ------------------------     ----------
Common       Dominic P. Toscani (2)                 1,066,998               28.7
Stock        and Nancy C. Toscani
             122 Kissel Road
             Burlington, NJ  08016

Common       Frank A. Mattei                        1,261,185               34.0
Stock        1016 Mercer Street
             Cherry Hill, NJ  08034

Common       The Caritas Foundation (3)               359,215                9.7
Stock        700 Hobbs Road
             Wayne, PA  19087

Common       FMR Corporation                          238,500                6.4
Stock        82 Devonshire Street
             Boston, MA  02109

(1) Based on 3,715,317 shares outstanding and 238,000 options currently exercisable on November 15, 1995.

(2) Includes 955,947 shares personally held; 34,306 shares held by Paris Business Forms, Inc., Profit Sharing Plan of which Mr. Toscani is the Plan Trustee; 14,745 shares held by Toscani Investment Company, a family partnership; and 62,000 options exercisable as of November 15, 1995.

(3) The Caritas Foundation, a tax exempt organization formed under Section 501(C)(3) of the Internal Revenue Code of 1954, as amended, was organized in 1984 by Dominic P. Toscani, Sr. to promote the objectives of free enterprise and to support individual freedom. At the present time Reverend Peter Toscani, O.S.A., is sole trustee of the foundation.

                       SECURITY OWNERSHIP OF MANAGEMENT
                            AS OF NOVEMBER 15, 1995

Title of                                  Amount and Nature of        Percent of
Class        Name of Beneficial Owner     Beneficial Ownership (1)     Class (1)
--------     ------------------------     ------------------------    ----------
Common       Dominic P. Toscani, Sr.            1,066,998 (2)            28.7
Stock        President, Treasurer,
             and Chairman of the
             Board of Directors

Common       Dominic P. Toscani, Jr.              101,210 (3)             2.7
Stock        Senior Vice President
             and Secretary

Common       Gerard M. Toscani                    100,487 (3)             2.7
Stock        Senior Vice President

Common       Frank A. Mattei                    1,261,185                34.0
Stock        Director

Common       Oscar Tete                             4,102                 *
Stock        Director

Common       Palmer E. Retzlaff                     4,000                 *
Stock        Director

Common       All Directors and                  2,951,197                79.4
Stock        Officers as a group

             * Less than 1%.


(1) The total shares used for this calculation is as of November 15, 1995, and is based on 3,715,317 shares outstanding and 238,000 options exercisable as of November 15, 1995.

(2) Includes 955,947 shares personally held; 34,306 shares held by Paris Business Forms, Inc. Profit Sharing Plan of which Mr. Toscani is Plan Trustee; 14,745 shares held by Toscani Investment Company, a family partnership; and 62,000 options exercisable as of November 15, 1995.

(3)   Includes 62,000 options exercisable as of November 15, 1995.



ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      There are no other material relationships or transactions which qualify for disclosure under this caption.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  This consolidated financial statements and related schedules filed as part of this Annual Report on Form 10-K are included in Part II, Item 8.

EXHIBITS:

  The following exhibits (with the exception of Exhibit 3.4, 10.5(b), 10.7 And 22(a)) are incorporated by reference to the Company's registration statement on Form S-18 (no.-3-3344-W) filed February 13, 1986 with the Securities and Exchange Commission and effective march 25, 1986. Exhibit 3.4, 10.5(b) And 10.7 are incorporated by reference to the Company's fiscal 1989 Form 10-K filed with the Securities and Exchange Commission on December 19, 1989. Exhibit 22(a) is incorporated by reference to the Company's fiscal 1990 Form 10-K filed with the Securities and Exchange Commission on December 27, 1991.

     3.1        Articles of Incorporation of the Company.
     3.2        Amendment to Articles of Incorporation, dated January 6, 1986.
     3.3        Amendment to Articles of incorporation, dated January 7, 1986.
     3.4        By-laws of Company, as amended.
     4.2(a)     Form of Warrant to Purchase Common Stock of Company.
     10.5       Company's Profit Sharing Plan, dated October 1, 1979.
     10.5(a)    Amendment to Profit Sharing Plan, dated October 2, 1985.
     10.5(b)    Amendment to Profit Sharing Plan, dated October 1, 1986.
     10.6       Company's Stock Option Plan, dated October 1, 1985.
     10.7       Line of Credit (loan agreement) of $2,000,000 from the Fidelity
                Bank.
     10.9       Bucks County Industrial Development Authority Loan Agreement for
                1,500,000 dated April 10, 1985.
     10.9(a)    Letter Amendment, dated March 4, 1986 from Special Counsel to
                Fidelity Bank.
     10.9(b)    Letter Amendment, dated March 5, 1986 from Fidelity Bank to
                Special Counsel.
     10.10      New Jersey Economic Development Authority Note for 3,000,000 by
                Company, dated September 10, 1985.
     10.10(a)   Letter Agreement, dated March 4,1986 from Special Counsel to
                Fidelity Bank.
     10.10(b)   Letter Amendment dated March 5, 1986 from Fidelity Bank to
                Special Counsel.
     10.10(c)   Letter dated, March 24, 1986 from Special Counsel to Fidelity
                Bank with respect to the New Jersey Economic Development
                Authority Loan.
     22(a)      List of Subsidiaries.


REPORTS ON FORM 8-K

     None.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


                          PARIS BUSINESS FORMS, INC.



Date: ____________________           By: ______________________________________
                                         Dominic P. Toscani, Sr.,
                                        (President, Chairman Board of Directors)


Date: ____________________           By: ______________________________________
                                         John A. Whiteside
                                        (Chief Financial Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                  SIGNATURES

_______________________________________          _________________________________________
Dominic P. Toscani, Sr.          (Date)          Frank A. Mattei                    (Date)
(President, Chairman Board of Directors)         (Director)



_______________________________________          _________________________________________
John A. Whiteside                (Date)          Palmer E. Retzlaff                 (Date)
(Chief Financial Officer)                        (Director)



_______________________________________          _________________________________________
Dominic P. Toscani, Jr.          (Date)          Oscar Tete                         (Date)
(Director)                                       (Director)



_______________________________________          _________________________________________
Gerard M. Toscani                (Date)          John V. Petrycki                   (Date)
(Director)                                       (Director)