Form 10-Q
period 1995-12-31
PARIS BUSINESS FORMS INC
filed 1996-02-14
CIK 789660

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   ________________________________________


                     FOR QUARTER ENDED, DECEMBER 31, 1995

                        COMMISSION FILE NUMBER 0-14358
                                               -------


                          PARIS BUSINESS FORMS, INC.
                          --------------------------
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

        PENNSYLVANIA                                              23-1645493
        ------------                                              ----------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)


                     122 KISSEL ROAD, BURLINGTON, NJ 08016
                     -------------------------------------


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE 609-387-7300
                                                   ------------


  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.


                    YES [X]                         NO [_]


             NUMBER OF SHARES OUTSTANDING AS OF DECEMBER 31, 1995

                       COMMON STOCK           3,937,517

                          PARIS BUSINESS FORMS, INC.

                                   CONTENTS


PART I.   FINANCIAL INFORMATION

          ITEM 1. Financial Statements (Unaudited):                     PAGE

                  Consolidated Balance Sheets - December 31, 1995
                  and September 30, 1995 (audited)                       3

                  Consolidated Statements of Income
                  Three months ended, December 31, 1995 and 1994         4

                  Consolidated Statements of Cash Flows -
                  Three months ended, December 31, 1995 and 1994         5

                  Notes to Consolidated Condensed
                  Financial Statements                                   6

          ITEM 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          7 - 8


PART II.  OTHER INFORMATION (Items 1, 2, 3, & 5 - not applicable)

          ITEM 4. Submission of Matters to a Vote of Security Holders    9

          ITEM 6. Exhibits and Reports on Form 8-K                       9

                  Signatures of Registrant                               10

                          PARIS BUSINESS FORMS, INC.
                          CONSOLIDATED BALANCE SHEET
                                   UNAUDITED

(IN THOUSANDS)

ASSETS
                                                    12-31-95    9-30-95
                                                               (AUDITED)
                                                    --------   --------
Current assets:
 Cash and cash equivalents                          $ 2,290    $ 5,227
 Marketable securities                                4,524      3,658
 Accounts receivable                                  7,846      6,549
 Inventories                                         11,030     17,348
 Prepaid expenses                                       465        300
 Deferred income taxes                                  825      1,233
                                                    -------    -------

   Total current assets                              26,980     34,315

Property, plant and equipment, net                    6,589      6,800
Other assets                                            415         73
                                                    -------    -------

   Total Assets                                     $33,984    $41,188
                                                    =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long term debt                  $ 1,612    $ 1,650
 Note payable, bank                                   5,327      4,926
 Accounts payable and accrued expenses                3,526     10,776
 Accrued payroll and related expenses                   403        603
 Income taxes payable                                   670      1,105
                                                    -------    -------

   Total current liabilities                         11,538     19,060

Deferred income taxes                                   994      1,020
                                                    -------    -------

   Total Liabilities                                 12,532     20,080
                                                    -------    -------

Commitments:
Shareholders' equity:
 Common stock                                            16         16
 Additional paid in capital                           8,588      8,588
 Retained earnings                                   14,087     13,683
 Unrealized gain on marketable securities                70        121
 Treasury stock                                      (1,309)    (1,300)
                                                    -------    -------

   Total Shareholders' Equity                        21,452     21,108
                                                    -------    -------
   Total Liabilities and Shareholders' Equity       $33,984    $41,188
                                                    =======    =======

                          PARIS BUSINESS FORMS, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                                   UNAUDITED


(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              THREE MONTHS        THREE MONTHS
                                                  ENDED               ENDED
                                                12-31-95            12-31-94
                                              ------------        ------------

Net Sales                                      $  16,603           $  14,017

Cost of products sold                             14,767              12,178
                                               ---------           ---------

Gross profit                                       1,836               1,839
                                               ---------           ---------

Selling expenses                                     619                 527
General and administrative expenses                  660                 772
Interest expense                                     140                  37
Other (income) expense                              (196)                (44)
                                               ---------           ---------

Income (loss) before taxes                           613                 547
Provision (benefit) for income taxes                 208                 186
                                               ---------           ---------

Net Income (loss)                              $     405           $     361
                                               =========           =========


Weighted average common and
equivalent shares outstanding                  3,824,132           3,715,317

Earnings per share                             $    0.11           $    0.10
                                               =========           =========

                          PARIS BUSINESS FORMS, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED

(IN THOUSANDS)                                                     THREE MONTHS   THREE MONTHS
                                                                       ENDED          ENDED
                                                                      12-31-95       12-31-94
                                                                   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                    $   405        $   361
                                                                      -------        -------

 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation                                                            277            295
  (Gain) loss on sale of marketable securities                           (111)           (45)
  Provision for losses on accounts receivable                            (140)            50
  Provision for equity in loss on investment in joint venture              98             32
  Deferred income tax credit                                              382

  (Increase) decrease in:
    Accounts receivable                                                (1,157)        (1,446)
    Inventories                                                         6,318         (1,417)
    Prepaid expenses                                                     (165)           (21)
    Other assets                                                          (49)           (23)

  Increase (decrease) in:
    Accounts payable and accrued expenses                              (7,251)         2,441
    Accrued payroll and related expenses                                 (200)          (114)
    Income taxes payable, current                                        (435)          (165)
                                                                      -------        -------

       Total adjustments                                               (2,433)          (413)
                                                                      -------        -------

  Net cash provided by (used in) operating activities                  (2,028)           (52)
                                                                      -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in joint venture                                             (390)             0
 Proceeds from sale of marketable securities                               79            220
 Purchase of marketable securities                                       (886)        (1,396)
 Purchase of property, plant and equipment                                (66)          (420)
                                                                      -------        -------

  Net cash provided by (used in) investing activities                  (1,263)        (1,596)
                                                                      -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of long-term debt                                             (37)           (82)
 (Purchase) issuance of treasury stock                                     (9)             0
 Proceeds of working capital line of credit                               400              0
                                                                      -------        -------

  Net cash provided by (used in) financing activities                     354            (82)

Net decrease in cash and cash equivalents                              (2,937)        (1,730)
Cash and cash equivalents at beginning of period                        5,227          2,081
                                                                      -------        -------

Cash and cash equivalents at end of period                            $ 2,290        $   351
                                                                      =======        =======

Supplemental disclosures of cash flow information:
 Cash paid for interest expense                                           140             37
 Cash paid for income taxes                                           $  (236)       $  (351)

                          PARIS BUSINESS FORMS, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



ACCOUNTING POLICIES:

The accompanying unaudited interim consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Summary of Accounting Policies and Notes to Consolidated Financial Statements included in the September 30, 1995 Form 10-K should be read in conjunction with the accompanying statements. These statements include all adjustments (consisting only of normal recurring accruals) which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

                          PARIS BUSINESS FORMS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS
                             ---------------------
                               DECEMBER 31, 1995
                               -----------------

     ----------------------------------------------------------------------------

                                                      THREE MONTHS
     ----------------------------------------------------------------------------
                                                                   $        %
                                              1995      1994    CHANGE    CHANGE
     ----------------------------------------------------------------------------
     Net Sales                              $16,603   $14,017   $2,586      18%
     ----------------------------------------------------------------------------
     Cost of sales                           14,767    12,178    2,589      21%
     ----------------------------------------------------------------------------
     Gross profit                             1,836     1,839       (3)     -0%
     ----------------------------------------------------------------------------
     Selling                                    619       527       92      17%
     ----------------------------------------------------------------------------
     General and administrative expenses        660       772     (112)    -15%
     ----------------------------------------------------------------------------
     Interest expense                           140        37      103     278%
     ----------------------------------------------------------------------------
     Other (income) expense                    (196)      (44)    (152)    345%
     ----------------------------------------------------------------------------
     Pretax income                              613       547       66      12%
     ----------------------------------------------------------------------------
     Income taxes                               208       186       22      12%
     ----------------------------------------------------------------------------
     Net income                             $   405   $   361   $   44      12%
     ----------------------------------------------------------------------------

GROSS PROFIT
------------

Net sales for the first quarter ended December 31, 1995 were $16.6 million compared to $14.0 million for the same period in the prior fiscal year, representing an increase of $2.6 million or 18%. Cost of goods sold were $14.8 million for the quarter ended December 31, 1995 compared with $12.2 million reported in the corresponding quarter a year ago, representing an increase of $2.6 million or 21%. The equivalent dollar increases in sales and cost of goods sold resulted in no change in gross profit in the comparison quarters.

The increase in sales is attributed to a 37% increase in the average selling price on computer paper or $4.0 million, and $630,000 in the sale of new products, offset by a 20% decline in sales volume, equivalent to $2.0 million. The increase in cost of goods sold is due to the significant increase in paper prices throughout the industry. These increases resulted in a 45% increase in the average cost of computer paper.

The sales unit volume decline in the first quarter is principally due to two factors, i.e., (1) the continuing decrease in overall consumer demand for continuous form computer paper due to the changeover from impact to laser/inkjet printer technology and (2) a temporary decline in orders from the Company's principal customer due to a realignment of that customer's vendor base. The Company expects sales volumes with the major customer to return to prior levels within ninety days.

OPERATING EXPENSES
------------------

Sales and marketing expenses increased $92,000 (17%) due to marketing and staffing cost associated with new product introductions, including salaries of $29,000, trade show expense of $35,000, advertising expense of $26,000, and other sundry expense of $2,000. General and administrative expenses decreased $112,000 (14%), primarily due to a decrease in allowance for doubtful accounts of $190,000, offset by an increase in reserves for estimated federal and state tax audit deficiencies of $75,000.

Sales outside the United States are minimal and, accordingly, the Company believes it presently has no foreign currency exposure.


INTEREST EXPENSE
----------------

Interest expense increased $103,000 (279%), resulting from interest on a working capital loan of $112,000, offset by decrease of $9,000 due to the paydown of mortgage debt and a bank term loan.

OTHER (INCOME) EXPENSES
-----------------------

Other income increased $152,000 (349%), due to $103,000 of investment related income, $18,000 from equity in joint venture losses and related income and expense items, and other sundry income of $31,000.


                       LIQUIDITY AND CAPITAL RESOURCES:
                       --------------------------------

Working capital increased $140,000 from $15.25 million to $15.39 million and cash and cash equivalents decreased $2.8 million during the three months ended December 31, 1995. Inventories were lowered $6.32 million from $17.3 million to $11.0 million during the first fiscal quarter in reaction to falling raw paper prices and the expectation of continued price erosion into the second fiscal quarter. Trade payables were reduced from $11.4 million to $3.99 million, decreasing trade payables days outstanding from 85 days to the Company's normal 30 day level. Trade receivables were higher at December 31, 1995 as compared to September 30, 1995 by $1.3 million due to extended payment terms taken by a major customer traditionally each year in the fiscal first quarter, as well as longer payment cycles in the retail market channel through which the Company is now selling at an increasing rate.

The Company has a $6 million line of credit available through a commercial bank at prime less one half percent (8.25% at December 31, 1995). The outstanding loan balance on the line of credit at December 31, 1995 was $5.3 million.

No significant investment in property, plant or equipment was made in the first fiscal quarter.

                                  INVESTMENTS
                                  -----------

In October 1995 the Company invested an additional $390,000 in Signature Corporation, a joint venture corporation that markets office products though the supermarket and drugstore retail channels. The Company's original investment of $333,334 for 33% of the common stock of the joint venture in December, 1992 has been written off completely by the recognition of the Company's equity in the operating losses of Signature of $129,334 and $204,000 in fiscal 1995 and 1994, respectively. With the additional capital investment, the Company has increased its ownership to 44% of the common stock of Signature. During the three months ended December 31, 1995, the Company wrote off $98,000 of the $390,000 investment due to the operating losses of the joint venture.

                          PARIS BUSINESS FORMS, INC.

                                   PART II
                               OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        Effective January 1996, by stockholder approval at the Annual Meeting, the Company changed its name from Paris Business Forms, Inc. to Paris Corporation. The name change reflects the Company's commitment to diversifying from its core business of stock and custom business forms to new channels with a broader base of products including computer products, office products, software and value added cut sheet paper products.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  Exhibits

             Computation of Primary Earnings Per Share

             Average Number of Common Shares
             Outstanding During the Period              3,824,132
                                                        =========

        (b)  Reports on Form 8-K

        None.

                          PARIS BUSINESS FORMS, INC.
                           SIGNATURES OF REGISTRANT


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PARIS BUSINESS FORMS, INC.



                                    ___________________________
                                    Dominic P. Toscani, Sr.
                                    President and Chairman of
                                    the Board of Directors



                                    ____________________________
                                    John A. Whiteside
                                    Chief Financial Officer



DATE:   January 31, 1996