Form 10-Q
period 1996-03-31
PARIS BUSINESS FORMS INC
filed 1996-05-14
CIK 789660

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   ________________________________________


                       FOR QUARTER ENDED, MARCH 31,1996

                        COMMISSION FILE NUMBER 0-14358
                                               -------


                               PARIS CORPORATION
                               -----------------
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

         PENNSYLVANIA                                        23-1645493
         ------------                                        ----------
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)


                    122 KISSEL ROAD, BURLINGTON, NJ 08016
                    --------------------------------------


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE 609-387-7300
                                                   ------------


  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.


                    YES   [X]                    NO  [_]


               NUMBER OF SHARES OUTSTANDING AS OF MARCH 31,1996

                         COMMON STOCK       3,745,306

                               PARIS CORPORATION

                                   CONTENTS

PART I.     FINANCIAL INFORMATION

            ITEM 1.  Financial Statements (Unaudited):                       PAGE
                     Consolidated Balance Sheets - March 31, 1996
                     and September 30, 1995 (audited)                         3

                     Consolidated Statements of Income
                     Three months ended, March 31, 1996 and 1995
                     Six months ended, March 31, 1996 and 1995                4

                     Consolidated Statements of Cash Flows -
                     Six months ended, March 31, 1996 and 1995                5

                     Notes to Consolidated Condensed
                     Financial Statements                                     6

            ITEM 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations            7 - 10


PART II.    OTHER INFORMATION (Items 1 through 5 - not applicable)

            ITEM 6.  Exhibits and Reports on Form 8-K                         10

                     Signatures of Registrant                                 11

                               PARIS CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                   UNAUDITED

(IN THOUSANDS)

ASSETS
                                                          3-31-96    9-30-95
                                                                    (AUDITED)
                                                          -------   --------
Current assets:
    Cash and cash equivalents                            $    463   $  5,227
    Marketable securities                                   4,727      3,658
    Accounts receivable                                     6,337      6,549
    Inventories                                             9,906     17,348
    Recoverable income taxes                                  897          0
    Prepaid expenses                                          373        300
    Deferred income taxes                                     825      1,233
                                                         --------   --------

     Total current assets                                  23,528     34,315

Property, plant and equipment, net                          6,465      6,800
Other assets                                                  343         73
                                                         --------   --------

     Total Assets                                        $ 30,336   $ 41,188
                                                         ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long term debt                    $      0   $  1,650
    Note payable, bank                                      3,126      4,926
    Accounts payable and accrued expenses                   5,754     10,776
    Accrued payroll and related expenses                      324        603
    Income taxes payable                                        0      1,105
                                                         --------   --------

     Total current liabilities                              9,204     19,060

Deferred income taxes                                         994      1,020
                                                         --------   --------

     Total liabilities                                     10,198     20,080
                                                         --------   --------

Commitments:
Shareholders' equity:
    Common stock                                               16         16
    Additional paid in capital                              8,588      8,588
    Retained earnings                                      12,696     13,683
    Unrealized gain on marketable securities                   70        121
    Treasury stock                                         (1,232)    (1,300)
                                                         --------   --------

     Total shareholders' equity                            20,138     21,108
                                                         --------   --------

     Total Liabilities and Shareholders' Equity          $ 30,336   $ 41,188
                                                         ========   ========

                               PARIS CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                   UNAUDITED


(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          THREE          THREE             SIX            SIX
                                         MONTHS          MONTHS          MONTHS          MONTHS
                                          ENDED          ENDED            ENDED          ENDED
                                         3-31-96         3-31-95         3-31-96         3-31-95
                                        --------        --------        --------       ---------
Net Sales                               $ 13,500        $ 19,403        $ 30,103        $ 33,420

Cost of products sold                     13,634          15,333          28,401          27,512
                                        --------        --------        --------       ---------

Gross profit                                (134)          4,070           1,702           5,908
                                        ---------       --------        --------       ---------

Selling expenses                             885             625           1,504           1,161
General and administrative expenses          953           1,302           1,613           2,064
Interest expense                              94              53             234              89
Restructuring costs                            0             538               0             538
Other (income) expense                        43             100            (153)             57
                                        --------        --------        ---------      ---------

Income (loss) before taxes                (2,109)          1,452          (1,496)          1,999
Provision (benefit) for income taxes        (717)            494            (509)            680
                                        ---------       --------        ---------      ---------

Net Income (loss)                       $ (1,392)       $    958        $   (987)      $   1,319
                                        =========       ========        =========      =========

Weighted average common and            3,787,237       3,715,317       3,787,237       3,715,317
equivalent shares outstanding

Earnings per share                   $     (0.37)      $    0.26        $  (0.26)      $    0.36
                                     ============      =========        =========      =========

                               PARIS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED

(IN THOUSANDS)                                                                     SIX MONTHS                  SIX MONTHS
                                                                                      ENDED                       ENDED
                                                                                      3-31-96                     3-31-95
                                                                                   -------------             --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                   $   (987)                   $  1,319
                                                                                     --------                    --------

 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation                                                                            553                         596
  (Gain) loss on sale of property, plant and equipment                                    (10)                         89
  (Gain) loss on sale of marketable securities                                           (199)                        (71)
  Decrease (increase) in deferred income taxes                                            382                        (264)
  Provision for losses on accounts receivable                                             (80)                        210
  Provision for equity in loss on investment in joint venture                             195                         129

 (Increase) decrease in:
   Accounts receivable                                                                    293                      (2,587)
   Inventories                                                                          7,441                      (1,133)
   Recoverable income taxes                                                              (897)                          0
   Prepaid expenses                                                                       (73)                        (32)
   Other assets                                                                           (75)                        (25)

 Increase (decrease) in:
   Accounts payable and accrued expenses                                               (5,021)                      1,968
   Accrued payroll and related expenses                                                  (279)                        228
   Income taxes payable, current                                                       (1,105)                        192
                                                                                     ---------                   --------

     Total adjustments                                                                  1,125                        (700)
                                                                                     --------                    ---------

 Net cash provided by (used in) operating activities                                      138                         619
                                                                                     --------                    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in joint venture                                                             (390)                          0
 Proceeds from sale of marketable securities                                              521                         220
 Purchase of marketable securities                                                     (1,442)                       (952)
 Purchase of property, plant and equipment                                               (208)                       (702)
                                                                                     ---------                   ---------
 Net cash provided by (used in) investing activities
                                                                                       (1,519)                     (1,434)
                                                                                     ---------                   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of long-term debt                                                          (1,650)                       (163)
 Issuance of treasury stock                                                                67                          18
 Repayments of working capital line of credit                                          (1,800)                          0
                                                                                     ---------                   ---------

  Net cash provided by (used in) financing activities                                  (3,383)                       (145)

  Net decrease in cash and cash equivalents                                            (4,764)                       (960)
  Cash and cash equivalents at beginning of period                                      5,227                       2,081
                                                                                     --------                    --------

  Cash and cash equivalents at end of period                                         $    463                    $  1,121
                                                                                     ========                    ========

  Supplemental disclosures of cash flow information:
   Cash paid for interest expense                                                         234                          89
   Cash paid for income taxes                                                        $  1,086                    $   (128)

                               PARIS CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



ACCOUNTING POLICIES:

The accompanying unaudited interim consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Summary of Accounting Policies and Notes to Consolidated Financial Statements included in the September 30, 1995 Form 10-K should be read in conjunction with the accompanying statements. These statements include all adjustments (consisting only of normal recurring accruals) which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year .

                               PARIS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS
                             ---------------------
                                 MARCH 31, 1996
                                 --------------

- ------------------------------------------------------------------------------------------------------------------------------
                                                        THREE MONTHS                                 SIX MONTHS
- ------------------------------------------------------------------------------------------------------------------------------
                                                                $          %                                  $          %
                                           1996      1995     CHANGE     CHANGE         1996      1995      CHANGE     CHANGE
- ------------------------------------------------------------------------------------------------------------------------------
Net Sales                                $13,500   $19,403   ($5,903)     -30%         $30,103   $33,420   ($3,317)     -10%
- ------------------------------------------------------------------------------------------------------------------------------
Cost of sales                             13,634    15,333    (1,699)     -11%          28,401    27,512       889        3%
- ------------------------------------------------------------------------------------------------------------------------------
Gross profit                                (134)    4,070    (4,204)    -103%           1,702     5,908    (4,206)     -71%
- ------------------------------------------------------------------------------------------------------------------------------
Selling                                      885       625       260       42%           1,504     1,161       343       30%
- ------------------------------------------------------------------------------------------------------------------------------
General and administrative expenses          953     1,302      (349)     -27%           1,613     2,064      (451)     -22%
- ------------------------------------------------------------------------------------------------------------------------------
Restructuring costs                            0       538      (538)    -100%               0       538      (538)    -100%
- ------------------------------------------------------------------------------------------------------------------------------
Interest expense                              94        53        41       77%             234        89       145      163%
- ------------------------------------------------------------------------------------------------------------------------------
Other (income) expense                        43       100       (57)     -57%            (153)       57      (210)    -368%
- ------------------------------------------------------------------------------------------------------------------------------
Pretax income                             (2,109)    1,452    (3,561)    -245%          (1,496)    1,999    (3,495)    -175%
- ------------------------------------------------------------------------------------------------------------------------------
Income taxes                                (717)      494    (1,211)    -245%            (509)      680    (1,189)    -175%
- ------------------------------------------------------------------------------------------------------------------------------
Net income                              ($ 1,392)  $   958   ($2,350)    -245%        ($   987)  $ 1,319   ($2,306)    -175%
- ------------------------------------------------------------------------------------------------------------------------------

GROSS PROFIT
- ------------

THREE MONTHS COMPARISON

Gross profit for the three months ended March 31, 1996 of $(134M) declined $4204M or 103% as compared to the same quarter in the prior year. Sales of $13500M decreased $5903M or 30% and cost of sales of $13634M decreased $1699M or 11%.

Sales factors
- -------------
Sales of stock continuous forms of $9326M decreased $7046M or 43% due to a decline in unit volume of 34% and lower average selling prices of 13%. Unit volume decline resulted from the following factors:

     1) Decrease in overall demand for continuous forms due to the continuing replacement of the impact printer installed base with laser and inkjet printers.

     2) Temporary decline in demand due to overstocked inventory positions of the company's distributor base of customers.

     3) Company's major customer reorganized its paper vendor base resulting in lower sales.

Commodity cut sheet sales of $1666M increased $910M or 120% due to favorable pricing arrangements with the company's paper mill suppliers resulting in very competitive product pricing.

New product offerings resulted in higher sales of $1150M representing an increase of $683M or 146%, particularly in value added cut sheets due to the inkjet/laser printer demand.

Custom forms sales of $1946M decreased $262M or 12%.

Sales discounts, rebates, and allowances of $582M were $188M higher.

Cost factors
- ------------
The cost of stock continuous forms sales of $8583M decreased $2478M or 22% disproportionate to the sales decline of 43% due to (1) excess inventory levels of raw paper at the end of the first quarter immediately preceding a significant drop in pricing in the second quarter resulting in smaller margins as the high priced inventories were sold at falling selling prices, and (2) significant price reductions competitively due to the temporary decline in demand resulting from the oversupply condition in the market. Accordingly sales prices dropped much faster than unit costs.

The cost of sales of commodity cut sheets, custom forms, and new product offerings of $4002M were $1047M higher, proportionate to the increase in product sales.

The reorganization of the manufacturing plant and head count reductions resulted in greater labor efficiencies and capacity utilization yielding a $443M decrease in unfavorable manufacturing variances to standard as compared to the same quarter in the preceding year.

Freight costs were $165M higher principally due to the cost of importation of some of the company's new products.

SIX MONTHS COMPARISON

Gross profit for the six months ended March 31, 1996 of $1702M represented a decline of $4206M or 71% as compared to the same period in the prior year. Sales of $30103M decreased $3317M or 10% and cost of sales of $28401M increased $889M or 3%.

Sales factors
- -------------
Sales of stock continuous forms of $21597M decreased $5658M or 21% due to a decline in unit volume of 26% offset by higher average selling prices of 8%. The unit volume decline for the six month period resulted from the same factors that effected the second quarter.

Commodity cut sheet sales of $3187M increased $894M or 39% and new product sales of $2274M increased $1576M or 226% due to the same factors noted above for the three month comparison.

Custom forms sales decreased $449M or 10%.
Sales discounts, rebates, and allowances were $90M lower.

Cost factors
- ------------
The cost of stock continuous forms sales of $18273M decreased $545M or 3% disproportionate to the sales decline of 21% due to the same factors noted above for the second quarter.

The cost of sales of commodity cut sheets, custom forms, and new product offerings as a group of $7852M were $1739M higher, proportionate to the increase in product sales.

Greater labor efficiencies and capacity utilization yielded a $552M decrease in manufacturing variances to standard for the same reasons noted above for the second quarter.

All other factors combined accounted for the remainder of the increase in cost of sales of $247M.

OPERATING EXPENSES
- ------------------

THREE MONTHS COMPARISON

Sales and marketing expenses increased $260,000 (42%) due primarily to the catalog advertising of our new office products. Advertising expense increased $194,000 or 430% for the three months ended March 31, 1996 in comparison to the corresponding quarter a year ago. The addition of personnel to market and support our new products represented an additional expense of $82,000 or 1010% in comparison to the prior fiscal quarter. The decrease in other sundry expenses of $14,000 represents the remaining difference in selling and marketing expenses. General and administration expenses decreased $349,000 or 27% primarily due to a reserve of $150,000 for estimated federal and state tax audit deficiencies set up in fiscal 1994. The allowance for doubtful accounts decreased $100,000. Also, salaries and benefits decreased $45,000 primarily due to a change in health insurance policies. The remaining change consisted of sundry expenses of $54,000.

SIX MONTHS COMPARISON

Sales and marketing expenses increased $343,000 (30%), while general and administrative expenses decreased $451,000 (22%), primarily due to the same reasons as explained above.

RESTRUCTURING COST
- ------------------

The company incurred $538,000 in restructuring costs during the three months ended March 31, 1995 in order to consolidate manufacturing capacity to meet market demand and to provide lower fixed costs to permit competitive pricing. The cost included plant and equipment shutdown, move and relocation, and reassembly and start up. All restructuring costs were completed in the second quarter of fiscal 1995.

INTEREST EXPENSE
- ----------------

Interest expense increased $41,000 in the quarter and $145,000 in the six months ended March 31, 1996, respectively, as compared to the comparable periods the previous year. Working capital interest increased $73,000 and $186,000, respectively, for the three month and six month periods ended March 31, 1996 and 1995. These increases were off set by reductions of $32,000 and $41,000, respectively, due to the paydown of mortgage debt.

OTHER (INCOME) EXPENSES
- -----------------------

Other income increased $57,000 (57%), and $210,000 ($368%) for the three months and six months, respectively, ended March 31, 1996. Interest and dividend income, as well as gains from the sale of securities, accounted for the majority of the increase.


                        LIQUIDITY AND CAPITAL RESOURCES:
                        --------------------------------

Working capital decreased $932,000 from $15.25 million to $14.32 million and cash and cash equivalents decreased $4.76 million during the six months ended March 31, 1996. Inventories were lowered $7.4 million from $17.3 million to $9.9 million during the six months ended March 31, 1996 in reaction to the steady decline in paper prices. Trade payables were reduced $5 million from $10.7 million to $5.7 million. The reduction in payables is due to the Company decreasing trade payables outstanding from 85 days to the Company's normal 30 day cycle for raw materials. The reduction in inventories and payables due to raw material inventory was offset by the purchase of $2 million in office products inventory. Trade receivables decreased slightly from $6.5 million to $6.3 million for the six month period.

The Company has a $6 million line of credit available through a commercial bank at prime less one half percent (8% at March 31, 1996). The Company repaid $1.8 million during the six months ended March 31, 1996, reducing the outstanding balance from $4.9 million to $3.1 million.

The Company expended $1.65 million for the payoff of an industrial revenue note. The note was secured by a first mortgage on the Company's Burlington, New Jersey facility.

                                  INVESTMENTS
                                  -----------

In October 1995 the Company invested an additional $390,000 in Signature Corporation, a joint venture corporation that markets office products through the supermarket and drugstore retail chains. The Company's original investment of $333,334 for 33% of the common stock of the joint venture in December, 1992 has been written off completely by the recognition of the Company's equity in the operating losses of Signature of $129,334 and $204,000 in fiscal 1995 and 1994, respectively. With the additional capital investment, the Company has increased its ownership to 44% of the common stock of Signature. During the six months ended March 31, 1996, the Company wrote off $195,000 of the $390,000 investment due to the continuing operating losses of the joint venture.



                               PARIS CORPORATION

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

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               Computation of Primary Earnings Per Share

               Average Number of Common Shares
               Outstanding During the Period                3,787,237
                                                            =========

          (b)  Reports on Form 8-K

          None.

                               PARIS CORPORATION
                            SIGNATURES OF REGISTRANT


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PARIS CORPORATION



                                    [SIGNATURE ILLEGIBLE]
                                    -----------------------------
                                    Dominic P. Toscani, Sr.
                                    President and Chairman of
                                    the Board of Directors



                                    /s/ John A. Whiteside
                                    -----------------------------
                                    John A. Whiteside
                                    Chief Financial Officer



DATE:   May 3, 1996