Form 10-Q
period 1996-06-30
PARIS BUSINESS FORMS INC
filed 1996-08-13
CIK 789660

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

              --------------------------------------------------

                       FOR QUATER ENDED, JUNE 30, 1996

                        COMMISSION FILE NUMBER 0-14358
                                               -------

                              PARIS CORPORATION
                              -----------------

       PENNSYLVANIA                                            23-1645493
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
ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.


                        YES [X]                NO [_]


               NUMBER OF SHARES OUTSTANDING AS OF JUNE 30, 1996


                     COMMON STOCK              3,937,517

                              PARIS CORPORATION

                                   CONTENTS


PART I.  FINANCIAL INFORMATION

         ITEM 1. Financial Statements (Unaudited):                    PAGE

                 Consolidated Balance Sheets - June 30, 1996
                 and September 30, 1995 (audited).......................3

                 Consolidated Statements of Income
                 Three months ended, June 30, 1996 and 1995
                 Nine months ended, June 30, 1996 and 1995..............4

                 Consolidated Statement of Cash Flows-
                 Nine months ended, June 30, 1996 and 1995..............5

                 Notes to Consolidated Condensed
                 Financial Statements...................................6

         ITEM 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..........7-10

PART II. OTHER INFORMATION (Items 1,2,3, & 5 - not applicable)

         ITEM 4. Submission of Matters to a Vote of Security Holders....10

         ITEM 6. Exhibits and Reports on Form 8-K.......................10

                 Signatures of Registrant...............................11

                               PARIS CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                   Unaudited

(in thousands)


ASSETS                                                                9-30-95
                                                    6/30/96          (Audited)
                                                    -------          ---------
Current assets:
  Cash and cash equivalents                         $ 1,088           $ 5,227
  Marketable securities                               4,657             3,658
  Accounts receivable                                 5,947             6,549
  Inventories                                         7,920            17,348
  Recoverable income taxes                            1,563                 0
  Prepaid expenses                                      332               300
  Deferred income taxes                                 825             1,233
                                                    -------           -------
    Total current assets                             22,332            34,315

Property, plant and equipment, net                    6,421             6,800
Other assets                                            212                73
                                                    -------           -------
    Total Assets                                    $28,965           $41,188
                                                    =======           =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long term debt                 $     0           $ 1,650
  Note payable, bank                                  2,927             4,926
  Accounts payable and accrued expenses               5,931            10,776
  Accrued payroll and related expenses                  514               603
  Income taxes payable                                    0             1,105
                                                    -------           -------
    Total current liabilities                         9,372            19,060

Deferred income taxes                                   994             1,020
                                                    -------           -------
    Total Liabilities                                10,366            20,080
                                                    -------           -------
Commitments:
Shareholders' equity:
  Common stock                                           16                16
  Additional paid in capital                          8,588             8,588
  Retained earnings                                  11,460            13,683
  Unrealized gain on marketable securities               70               121
  Treasury stock                                     (1,535)           (1,300)
                                                    -------           -------
    Total Shareholders' Equity                       18,599            21,108
                                                    -------           -------
    Total Liabilities and Shareholders' Equity      $28,965           $41,188
                                                    =======           =======

                              PARIS CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                  Unaudited

(in thousands, except per share data)

                                        Three         Three          Nine          Nine
                                        Months        Months        Months        Months
                                        Ended         Ended         Ended         Ended
                                       6/30/96       6/30/95       6/30/96       6/30/95
                                     -----------   -----------   -----------   -----------
Net Sales                             $  14,218      $  16,741     $  44,321     $  50,161
Cost of products sold                    14,254         13,181        42,655        40,692
                                      ---------      ---------     ---------     ---------
Gross profit                                (36)         3,560         1,666         9,469
                                      ---------      ---------     ---------     ---------
Selling expenses                            844            585         2,347         1,746
General and administrative expenses         879            844         2,492         2,908
Restructuring costs, net                      0              0             0           538
Interest expense                             52             33           286           107
Other (income) expense                       61            183           (91)          255
                                      ---------      ---------     ---------     ---------
Income (loss) before taxes               (1,872)         1,915        (3,368)        3,915
Provision (benefit) for income taxes       (636)           751        (1,145)        1,431
                                      ---------      ---------     ---------     ---------
Net Income (loss)                     $  (1,236)     $   1,164     $  (2,223)    $   2,484
                                      =========      =========     =========     =========
Weighted average common and           3,690,531      3,715,317     3,690,531     3,715,317
equivalent shares outstanding

Earnings per share                    $   (0.33)     $    0.31     $   (0.60)    $    0.67
                                      =========      =========     =========     =========

                              PARIS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOW
                                  Unaudited


(in thousands)                                   Nine        Nine
                                                Months      Months
                                                 Ended       Ended
CASH FLOWS FROM OPERATING ACTIVITIES:           6-30-96     6-30-95
                                               ---------------------
Net income (loss)                              $ (2,223)    $ 2,484
                                               --------     -------
Adjustments to reconcile net income to net
cash provided by operating activities:
 Depreciation                                       835         863
 (Gain) loss on sale of property, plant and
  equipment                                         (36)        373
 (Gain) on sale of marketable securities           (251)       (142)
Decrease (increase) in deferred income taxes        382        (315)
 Provision for losses on accounts receivable        (20)        270
 Provision for equity in loss on investment in
 joint venture                                      304         129

(Increase) decrease in:
 Accounts receivable                                623      (1,742)
 Inventories                                      9,427      (5,951)
 Recoverable income taxes                        (1,563)          0
 Prepaid expenses                                   (32)         (2)
 Other assets                                       (54)        (93)

Increase (decrease) in:
 Accounts payable and accrued expenses           (4,844)      3,812
 Accrued payroll and related expenses               (89)        405
 Income taxes payable, current                   (1,105)         (6)
                                               --------     -------
   Total adjustments                              3,577     (2,399)
                                               --------     -------
Net cash provided by operating activities         1,354          85
                                               --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in joint venture                       (390)          0
 Proceeds from sale of marketable securities        784         280
 Purchase of marketable securities               (1,583)       (262)
 Proceeds from sale of property, plant, and
 equipment                                           16         978
 Purchase of property, plant and equipment         (435)       (725)
                                               --------     -------
 Net cash provided by (used in) investing
 activities                                      (1,608)        271
                                               --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of long-term debt                    (1,650)       (699)
 Purchase of treasury stock                        (235)         23
 Repayments of working capital line of credit    (2,000)          0
                                               --------     -------
 Net cash used in financing activities           (3,885)       (676)

Net decrease in cash and cash equivalents        (4,139)       (320)
Cash and cash equivalents at beginning of
period                                            5,227       1,579
                                               --------     -------
Cash and cash equivalents at end of period      $ 1,088     $ 1,259
                                               ========     =======

Supplemental disclosures of cash flow
information:
 Cash paid for interest expense                 $   286     $   107
 Cash paid for income taxes                     $ 1,086     $ 1,452



                              PARIS CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



ACCOUNTING POLICIES:

The accompanying unaudited interim consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Summary of Accounting Policies and Notes to Consolidated Financial Statements included in the September 30,
1995 Form 10-K should be read in conjunction with the accompanying statements. These statements include all adjustments (consisting only of normal recurring accruals) which the Company believes are necessary for a fair presentation of the financial statements. The interim operating results are not necessarily indicative of the results for a full year.

                              PARIS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS
                            ---------------------
                                JUNE 30, 1996
                                -------------

                                                        Three Months                                 Nine Months
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                   $         %                                    $        %
                                          1996        1995       Change    Change        1996       1995       Change    Change
- ----------------------------------------------------------------------------------------------------------------------------------
Net Sales                                $14,218     $16,741    ($2,523)     -15%       $44,321    $50,161    ($5,840)     -12%
- ----------------------------------------------------------------------------------------------------------------------------------
Cost of sales                             14,254      13,181      1,073        8%        42,655     40,692      1,963        5%
- ----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                 (36)      3,560     (3,596)    -101%         1,666      9,469     (7,803)     -82%
- ----------------------------------------------------------------------------------------------------------------------------------
Selling                                      844         585        259       44%         2,347      1,746        601       34%
- ----------------------------------------------------------------------------------------------------------------------------------
General and administrative expenses          879         844         35        4%         2,492      2,908       (416)     -14%
- ----------------------------------------------------------------------------------------------------------------------------------
Restructuring costs                            0           0          0                       0        538       (538)    -100%
- ----------------------------------------------------------------------------------------------------------------------------------
Interest expense                              52          33         19       58%           286        107        179      167%
- ----------------------------------------------------------------------------------------------------------------------------------
Other (income) expense                        61         183       (122)     -67%           (91)       255       (346)    -136%
- ----------------------------------------------------------------------------------------------------------------------------------
Pretax income                             (1,872)      1,915     (3,787)    -198%        (3,368)     3,915     (7,283)    -186%
- ----------------------------------------------------------------------------------------------------------------------------------
Income taxes                                (636)        751     (1,387)    -185%        (1,145)     1,431     (2,576)    -180%
- ----------------------------------------------------------------------------------------------------------------------------------
Net income                              ($ 1,236)    $ 1,164    ($2,400)    -206%       ($2,223)   $ 2,484    ($4,707)    -189%
- ----------------------------------------------------------------------------------------------------------------------------------

Gross Profit
- ------------

Three Months Comparison

Gross profit for the three months ended June 30, 1996 of $(36M) declined $3596M or 101% as compared to the same quarter in the prior year. Sales of $14218M decreased $2523M or 15% and cost of sales of $14254M increased $1073M or 8%.

Sales factors
- -------------

Sales of stock continuous forms of $9283M decreased $3718M or 29% due to a decline in average selling prices of 33%, partially offset by an increase in unit volume of 9%. The weakness in paper products pricing was industry-wide, resulting principally from excessive user inventory levels. Despite lower demand, the Company maintained unit volume levels by aggressively meeting competition pricing.

Commodity cut sheet sales of $2401M increased $1078M or 81% due to favorable pricing arrangements with the Company's paper mill suppliers resulting in very competitive product pricing, albeit at 37% lower pricing as compared to the third quarter of the prior year.
New product offerings resulted in higher sales of $1044M representing an increase of $540M or 107%, particularly in value added cut sheets due to the inkjet/laser printer demand.
Custom forms sales of $1895M decreased $419M or 18%.
Sales discounts, rebates and allowances of $611M were $90M lower.

Cost factors
- ------------

The cost of stock continuous forms sales of $8654M increased $47M or 0.5% disproportionate to the sales decline of 29% due to excess inventory levels of higher priced raw paper purchased at the end of the previous fiscal year that were not exhausted until the middle of the third quarter. The high priced inventories were sold at falling selling prices during the quarter. Accordingly sales prices dropped much faster than unit costs.

The cost of sales of commodity cut sheets of $2411M increased $1195M or 98% proportionate to the increase in sales.

The cost of sales of new product offerings of $706M increased $422M or 60% proportionate to the increase in sales.

The cost of sales of custom forms of $1325M was lower than the comparable period last year by $746M due to the lower sales volume and the quoting of higher margin jobs.
Freight costs were $130M higher principally due to the cost of importation of some of the company's new products.

Nine Months Comparison

Gross profit for the nine months ended June 30, 1996 of $1666M represented a decline of $7803M or 82% as compared to the same quarter in the prior year. Sales of $44321M decreased $5840M or 12% and cost of sales of $42655M increased $1963M or 5%.

Sales factors
- -------------

Sales of stock continuous forms of $30906M decreased $9264M or 23% due to a decline in unit volume of 17% and lower selling prices of 8%. The unit volume decline for the nine month period resulted from the same factors that effected the third quarter.
Commodity cut sheet sales of $5166M increased $1550M or 43% due to an increase in unit volume of 57% offset by lower pricing of 4%.
New product sales were $3389M as compared to $1133M last year representing an increase of 200% Custom forms sales decreased $853M or 13%.
Sales discounts, rebates and allowances were $340M lower than last year.

Cost factors
- ------------

The cost of stock continuous forms sales of $28390M increased $111M or 0.5% disproportionate to the sales decline of 23% due to the same factors noted above for the third quarter.
The cost of sales of commodity cut sheets of $5491M were $2149M higher than 1995 proportionate to the sales increase.
New product cost of sales for 1996 was $2226M as compared to $654M last year representing an increase of $1572M or 240% approximately equivalent to the increase in unit volume.
Custom forms costs of sales decreased $1126M or 20% on unit volume decrease of 13%.
Freight and distribution costs were $165M higher than last year due to store direct rather than distribution center shipments to the Company's largest customer plus higher importation costs for new products.
Greater labor efficiencies and capacity utilization yielded a $1201M decrease in manufacturing costs for the current period.
All other factors combined accounted for the remainder of the increase in cost of sales of $230M.

Operating Expenses
- ------------------

Three Months Comparison

Sales and marketing expenses increased $259,000 (44%) due primarily to the additional staffing costs associated with our new products. Newly created positions that include National Sales Manager, Director of Marketing, Product Managers, and support staff represented increased costs of $187,000. Marketing expenses that include promotional brochures, advertising, and trade shows represent the remaining increase of $72,000. General and administrative expenses increased $35,000 (4%) for the quarter ending June 30, 1996. The change is due to increased salaries of $49,000 offset by a reduction in fringe benefits of $14,000. The decrease in fringe benefits is due to a change in health insurance policies.

Nine Months Comparison

Sales and marketing expenses increased $601,000 (34%), for the nine months ending June 30, 1996. The following factors represented the increased cost:
Salaries $233,000; advertising and public relations $168,000; artwork and brochures $80,000; trade shows $61,000; and other miscellaneous expenses of $59,000. General and administrative expenses decreased $416,000 (14%) primarily due to a decrease in allowance for doubtful accounts of $290,000. Other factors were the reduction in fringe benefits of $182,000; the decrease in expense of $75,000 related to a provision for estimated federal and state tax audit deficiencies; other sundry reductions of $43,000; offset by increased salaries of $174,000.

Restructuring Cost
- ------------------

The company incurred $538,000 in restructuring costs during the nine months ended June 30, 1995 in order to consolidate manufacturing capacity to meet market demand and to provide lower fixed costs to permit competitive pricing. The cost included plant and equipment shutdown, move and relocation, and reassembly and start up. All restucturing costs were completed in the second quarter of fiscal 1995.

Interest Expense
- ----------------

Interest expense increased $19,000 in the quarter and $179,000 in the nine months ended June 30, 1996, respectively, as compared to the comparable periods the previous year. Working capital interest increased $52,000 and $238,000, respectively, for the three month and nine month periods ended June 30, 1996 and 1995. These increases were offset by reductions of $33,000 and $59,000, respectively, due to the paydown of mortgage debt.

Other (Income) Expenses
- -----------------------

In the third quarter, other net expense decreased ($122,000) in comparison to the corresponding quarter one year ago. The change is represented by a decrease in the loss on the sale of fixed assets of ($311,000) due to the sale and retirement of dormant or underutilized assets in fiscal 1995. Offsetting the change in fixed assets were the decrease in income related to interest, dividends, and sale of securities of $70,000 and the increase in expenses related to an investment in a joint venture of $119,000.

For the nine months ending June 30, 1996 other net income items increased $346,000 primarily due to the change in the gain on sale of fixed assets of $335,000 for the reasons stated above.

                       LIQUIDITY AND CAPITAL RESOURCES:
                       --------------------------------

Working capital decreased $2.3 million from $15.26 million to $12.96 million and cash and cash equivalents decreased $4.13 million during the nine months ended June 30, 1996. Inventories were lowered $9.4 million from $17.3 million to $7.9 million during the nine months ended June 30, 1996 in reaction to the steady decline in paper prices. Trade payables were reduced $4.8 million from $10.7 million to $5.9 million. The reduction in payables is due to the Company decreasing inventories and trade payables outstanding from 85 days to the Company's normal 30 day cycle for raw materials. The reduction in inventories and payables due to raw material inventory was offset by the purchase of $2 million in office products inventory. Trade receivables decreased slightly from $6.5 million to $5.9 million for the nine month period.

The Company has a $6 million line of credit available through a commercial bank at prime less one half percent (8% at June 30, 1996). The Company repaid $2.0 million during the nine months ended June 30, 1996, reducing the outstanding balance form $4.9 million to $2.9 million.

The Company expended $1.65 million for payoff of an industrial revenue note. The note was secured by a first mortgage on the Company's Burlington, New Jersey facility.

                                  INVESTMENTS
                                  -----------

In October 1995 the Company invested an additional $390,000 in Signature Corporation, a joint venture corporation that markets office products through the supermarket and drugstore retail chains. The Company's original investment of $333,334 for 33% of the common stock of the joint venture in December, 1992 has been written off completely by the recognition of the Company's equity in the operating losses of Signature of $129,334 and $204,000 in fiscal 1995 and 1994, respectively. With the additional capital investment, the Company has increased its ownership to 44% of the common stock of Signature. During the nine months ended June 30, 1996, the Company wrote off $303,500 of the $390,000 investment due to the continuing operating losses of the joint venture.


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

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits

            Computation of Primary Earnings Per Share

            Average Number of Common Shares
            Outstanding During the Period                3,690,531
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



                                          PARIS CORPORATION


                                          /s/ Dominic P. Toscani, Sr.
                                          ---------------------------
                                          Dominic P. Toscani, Sr.
                                          President and Chairman of
                                          the Board of Directors







                                          /s/ John A. Whiteside
                                          --------------------------
                                          John A. Whiteside
                                          Chief Financial Officer


DATE: August 1, 1996