Form 10-K
period 1996-09-30
PARIS BUSINESS FORMS INC
filed 1996-12-27
CIK 789660

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required)

                   FOR FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                      OR

[ ] Transaction Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

                       COMMISSION FILE NUMBER 0 - 14358

                               PARIS CORPORATION
            (Exact name of Registrant as specified in its Charter)

         PENNSYLVANIA                                          23-1645493

(State or other Jurisdiction of                            (I.R.S. Employer
incorporation of organization)                             Identification No.)


  5 RADNOR CORPORATE CENTER, 100 MATSONFORD ROAD, SUITE 105, RADNOR, PA 19087
              (Address of principal executive office) (zip code)

                          Telephone:  (610) 964-0758
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

                           Yes [X]           No [ ]

        The aggregate market value of the voting stock held by nonaffiliates of the registrant as of November 15, 1996 was $1,327,943.

        Number of shares of outstanding common stock as of November 15, 1996 - 3,632,531 shares.

        Definitive Proxy Statement for the January 24, 1997 annual meeting of the stockholders has been filed within 120 days after the end of the fiscal year covered by this annual report.

ITEM 1 - BUSINESS

GENERAL
-------

        Paris Corporation ("Paris"), formerly Paris Business Forms, Inc., incorporated in 1964 under the laws of the Commonwealth of Pennsylvania, is a holding company with four wholly owned subsidiaries, viz., two active operating companies in New Jersey and Texas, one inactive Florida corporation, and a Delaware corporation which owns the Companys trademarks. Paris Business Products, Inc., a New Jersey corporation and Paris Business Forms, Inc., a Texas corporation, are the two operating companies, with plants in New Jersey and Texas, respectively. PBF Corporation is the Delaware corporation. The Texas and Florida corporations are both wholly owned subsidiaries of the New Jersey corporation. Paris also has a 44% interest in a corporation, Signature Corporation, formed in 1992, to market office products through the supermarket and drug chain channels. Xerox Corporation and two individuals own the remainder of the interest in Signature Corporation.

        In January, 1996, Paris changed its corporate name to Paris Corporation from Paris Business Forms, Inc.

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

        Traditionally, the principal focus of the business was the manufacture of continuous forms designed to run on dot matrix and high speed impact printers. The Company serves the stock green bar continuous forms market , as well as the custom forms market for commercial businesses providing business forms to customer specifications. In recent years, with printer technology changing to laser and inkjet imprinting and the evolution of software to provide design capability to the user, the demand for continuous forms has begun to decline and is expected to continue at a negative 5% to 10% annual declining rate into the future. Accordingly, the Company is changing its focus to the development and sale of value added and custom cut sheet products used on laser and inkjet printers. Perfed, punched, lined cut sheets, high quality printing cuts, collated sets, colored cuts and novelty cut products have been recently introduced. Additional diversification strategies in hardware and software products have been successfully embarked on within the last two years.

        The newest retail line, Burlington(TM), specifically targeted to the small office and home office user, has been an affirmation of the decision to evolve as a technologically responsive leader in the business products industry. Home offices in the United States total 47 million, with home based businesses totaling over 13 million in 1995 and that number is anticipated to grow. Our retail line of products capitalizes on ink jet and laser printer capabilities with offerings such as business cards, greeting cards and stationery for small office and home office use. Additionally, sales of our specialty ink jet papers, formulated to provide maximum color contrast and optimal absorption, is expected to grow exponentially with the rise in popularity of ink jet printers. Projected sales for the ink jet printer market for 1997 is expected to be over eight million units.

        Signature Corporation, the 44% owned joint venture with Xerox Corporation to distribute office products to the food and drug store markets, continues to generate strong growth in revenues. Formed in late 1992, Signatures sales have doubled in each of the past two years, with stores served increasing from

550 to 6800 currently. This penetration represents approximately 13% of the total number of food and drug outlets in the United States. In 1997, sales are expected to double again, reflecting continuing growth with existing customers and new account acquisitions.

COMPETITION
-----------

        The business forms market is divided into two major segments. One segment sells directly to end users. The other segment, which Paris serves, distributes its forms through resellers and retailers.

        In the reseller market, the Company competes principally with four companies in stock computer paper. Although the Company does not compete directly with the approximate dozen direct sellers, weak industry conditions have forced the direct sellers to market to the smaller companies which traditionally bought through the indirect market. The Companys selling prices have suffered accordingly, but lost market share has been minimal. With respect to custom forms, all of the direct and approximately four hundred regional companies participate in that market.

        The demand for continuous computer forms is declining at an overall annual rate of 5-10%, consistent with the replacement rate of impact printers with laser and ink jet printers. It appears that this transition is occurring at a slower pace in commercial businesses, where impact line printer installations have a longer life. The home office/small office (SOHO) market, generally served by the retail channel, is declining at a faster pace than average. The Company sells through both the commercial and SOHO user channels. Accordingly, it is suffering margin erosion due to competitive attempts to gain or sustain market share via pricing. Ultimately, industry consolidation may stabilize pricing and eventually improve margins, but the Company expects to be challenged on price in its core business in the foreseeable future.

SUPPLIERS
---------

        The Company purchases registered bond paper, (consisting of a wide variety of weights, widths, colors, sizes and qualities), cut sheet, and carbonless paper principally from the major United States paper mills. The Company believes that it has good relationships with all of its suppliers.

        During the fiscal year ended September 30, 1995, the major paper mills shifted some capacity, or in some cases eliminated capacity, creating a shortage in raw paper supply for the Company and the paper industry at large. As a result, paper costs accelerated at a rapid pace, nearly doubling during the period of July to December, 1994, and increased another 25% from January, 1995 to September, 1995. The tight supply conditions ceased after September, 1995, with reduced demand from manufacturers and distributors throughout the supply channel due to high inventory levels. During the fiscal year ended September 30, 1996, supplier pricing declined as much as the previous year increase and returned to price levels of two years prior. The Company expects far less volatility over the next twelve months and supply consistent with demand.

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

        No customer accounts for more than 10% of the Company's custom shipments. However, one customer, Office Depot, Inc., a leading office superstore, accounts for more than 24% of stock computer paper shipments. The loss of Office Depot would have a material adverse affect on net sales and gross profits. A pending merger of Office Depot and Staples is awaiting government approval. It is inevitable that suppliers will be eliminated by the merged company. However, at this time, Paris is unable to predict the impact of the merger on the Company's future sales volume. The Company has been a major supplier to Office Depot, Inc. for the past eight years. However, there are no contractual relationships guaranteeing our continued presence as a vendor.

EMPLOYEES
---------

        As of September 30, 1996, the Company employed approximately 190 people in manufacturing, sales and administrative functions in its corporate offices and plants in New Jersey and Texas.

DISTRIBUTION AND MARKETING
--------------------------

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

        The sales force consists of a National Sales Manager and five salespersons covering New England, Mid-Atlantic, Southeast, Midwest and Southwest regions of the eastern United States. A network of independent sales representatives covering the entire United States has been assembled over the past two years to sell the new non-paper products through major resellers and retailers. New marketing positions have been created to support the new product line.

MANUFACTURING
-------------

        The Company's custom paper products are manufactured in the New Jersey plant with five rotary presses and two collators. The rotary presses range in size from 17" to 22" and provide the Company with the ability to produce a broad spectrum of form sizes. Each piece of machinery requires a skilled operator; support personnel are required on some equipment. The custom forms operation runs primarily two shifts per day, however some equipment runs three shifts. The estimated annual capacity of the custom business is approximately $12 million in sales at current prices.

        The Company's stock form business is manufactured from two locations. The New Jersey facility has six presses and one collator, and Texas has three presses and one collator. The majority of the stock forms is produced to be sold from inventory. Each plant is also capable of producing customized computer paper or stock forms upon order. The stock operation is three shifts per day, five days per week, with overtime on an as-needed basis. The estimated annual capacity of the stock business is approximately $55 million in sales at current prices.

        The Company's equipment is very well suited to produce nearly all of the forms products required by a forms distributor or retailer. The Company continues to monitor any new product requirements of its forms distributors and assess what new equipment or equipment modifications are required to produce the products.

OPERATIONS
----------

        The Company owns a 159,000 square foot plant and corporate office in Burlington, New Jersey and leases a 45,000 square foot plant in Fort Worth, Texas. Of the approximate 200,000 square feet of space, 5% is devoted to offices, 50% to warehouse and 45% to paper conversion. There are nine stock presses, five custom presses and three collators operating at the two plants. There are no union affiliations among the 124 hourly and 66 salaried employees at the Company's two locations. The Company ships via common carrier trucks either directly to its customers from its plant warehouses or through contract distribution sites or cross dock sites.

        Utilization of production capacity approximated 80% in the New Jersey plant and 45% in the Texas plant over the past twelve months. Two expiring equipment leases in 1997 will reduce capacity levels and the Company has the option of purchasing the equipment at lease termination if new demand exists to support the capacity.

        In April, 1995 the Florida plant was closed and certain equipment was sold or scrapped. In addition, a press was purchased at the expiration of the lease and resold at a profit. The Company expects to maintain its present two plants in fiscal 1997, but will continue to reduce capacity or increase demand whenever possible in its stock continuous forms business to maximize utilization.

        Custom forms capacity has been converted from roll to sheeting capability and will continue over the next two years to address the shift in demand from continuous forms to cut sheet forms. Currently, 40% of capacity is directed to custom cut sheets. By 1997, 100% of production will be allocated to cut sheet products.

        The Company has adequate domestic and foreign paper supply sources with paper mills and brokers at the present time. However, no new mill capacity is scheduled until 1997. The mills are reallocating capacity to higher grade papers that yield higher margins and, as a result, are de-emphasizing forms bond used in continuous form production.

        During fiscal 1995, the mills commenced on an allocation program yielding lower levels of supply to all their customers, including Paris. In addition, the supply of foreign paper was absorbed in Europe. The resulting tight supply conditions yielded much higher market prices for the Company, equal to or greater than the higher raw paper increases. The Company was able to utilize its long term relationships with the mills and brokers and buying expertise to obtain lower but adequate paper tonnage to satisfy its customer base and certain new accounts at higher price levels. As a result, record profits occurred in fiscal 1995 despite unit volume decreasing approximately 60%, as pricing increased at a much greater rate resulting in margins of 30% compared to the average in prior years of 15%. Due to the paper mill allocations that occurred in the first nine months of fiscal 1995, Paris built inventory levels far in excess of normal levels, reaching in excess of five months supply by September, 1995. The Company, like many of its competitors and dealers, purchased paper in anticipation of future shortage and even higher prices during the summer of 1995. At the beginning of fiscal 1996, Paris was caught at the top of the cycle with a large amount of high-priced inventory as paper prices started to decline. Selling of that inventory resulted in a significant reduction in operating margins well into the third fiscal quarter. Additionally, Paris manufacturing facilities were operating below full capacity levels, reflecting the ongoing decline in demand by consumers for continuous forms paper products. Paris resolved the inventory problem in the fourth quarter and is currently purchasing its paper supplies at prevailing market prices. We are continuing to shift capacity from continuous forms to the fast-growing custom cut sheet market. As demand for these products accelerate, we anticipate improvement in operating margins in the months ahead.

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

        The Internal Revenue Service completed an audit of the Company's profit sharing plan, corporate tax returns, and employment tax filings for the periods 1992, 1993 and 1994. Total assessments, interest, and penalties were $209,000.

        In 1995, the Board of Directors approved upon the termination of his employment, the President and Chairman of the Board, shall receive $100,000 per year for four years in recognition of past services. Accordingly, $400,000 in deferred compensation liability was recognized and included in the 1995 financial statements. As a result of the losses from operations in 1996, the Board of Directors terminated the Chairmans deferred compensation plan. Accordingly, the $400,000 liability was reversed in 1996 as a reduction of general and administrative expenses.

        The working capital line of credit with the Company's bank expired on September 30, 1996 and was extended until December 31, 1996. Outstanding borrowings at September 30, 1996 were $3,926,500 with an availability of $4,000,000. The Company is presently in negotiation with several banks to obtain a new line of credit facility by December 31, 1996. The Company expects to have a new asset-based credit facility in place by late December, 1995 or early January, 1997.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the year ended September 30, 1996.

                                    PART II


ITEM 5 - MARKET FOR REGISTRANTS COMMON STOCK AND RELATED SECURITY HOLDERS
MATTERS

(A) The Company's common stock is traded in the over-the-counter market and is listed on the National Association Of Stock Dealers Daily Quotation Service (NASDAQ) National Market System. The Symbol for the Company is PBFI. The registrar and transfer agent is ChaseMellon Bank. The table below shows the quarterly price range of Paris Corporation common shares, as shown by the National Daily Quotation Service.


                                         RANGE OF SALE PRICES
                                         --------------------

                              1996 FISCAL YEAR          1995 FISCAL YEAR
                              ----------------          ----------------
                              HIGH         LOW          HIGH         LOW
First Quarter                8 1/4       4 7/8         3 3/8       2 1/2
Second Quarter                   6       3 1/4         4 1/8           2
Third Quarter                5 3/4       3 1/2         5 1/2       3 3/4
Fourth Quarter                   5       3 1/2         9 3/4       5 1/8

(B) The approximate number of shareholders of record as of November 15, 1996 was 200.

ITEM 6 - SELECTED FINANCIAL DATA


                       FOR THE YEAR ENDED SEPTEMBER 30,
                  (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

                                 1996     1995     1994      1993     1992
                                 ----     ----     ----      ----     ----

NET SALES                      $57,442   $64,916  $57,892  $59,158   $61,755

INCOME (LOSS)
FROM OPERATIONS                 (5,495)    5,722      297   (1,489)    1,155

NET INCOME (LOSS)               (3,401)    3,451      429     (998)      712

EARNINGS PER SHARE                (.92)      .91      .12     (.27)      .19

TOTAL ASSETS                    28,741    41,188   24,747   27,041    27,254

WORKING CAPITAL                 12,048    15,255   11,866   10,414     9,312

LONG TERM DEBT                                      2,061    3,179     1,950
(excluding current portion)

SHAREHOLDERS' EQUITY           $17,184   $21,108  $17,494  $17,065   $18,144

CASH DIVIDENDS PER SHARE          NONE      NONE     NONE     NONE      NONE

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS. ($ in thousands, except statistical data)

Liquidity and Capital Resources

     Working capital at the end of fiscal years 1996, 1995 and 1994 was $12,048, $15,255 and $11,866, respectively. Working capital decreased $3,207 during the fiscal year ended September 30, 1996. The primary use of working capital was to fund the net loss of $3,400, net of non-cash expenses for depreciation ($1,134) and equity in joint venture loss ($303) and non-cash gains on the sale of fixed assets ($46). Treasury stock purchases ($426), capital expenditures, net ($394), and additional joint venture investment ($390) accounted for the remainder of the working capital deficit during the year.

     Cash and cash equivalents at the end of fiscal years 1996, 1995 and 1994 was $916, $5,227 and $2,081, respectively. Cash and cash equivalents decreased $4,311 in fiscal 1996. Cash used in operations was $93 despite the net loss of $3,400 due to the reduction of beginning inventories by $10,662, offset by a decrease in payables and accruals of $4,872, repayment of a term loan ($1,650) and reduction of the working capital line of credit ($1,000), the purchase of marketable securities ($1,160), the payment of prior year federal income taxes ($1,105), and the current year federal income tax benefit receivable ($1,865).

     Inventories were reduced to normal supply levels during 1996 decreasing beginning inventories of $17,347 to $6,686 by year end. Profit margins were significantly impacted during the year as the high cost inventories were shipped during a period of eroding sell prices. Competitively priced raw material purchases did not resume until the third quarter of the fiscal year. The drawdown on the line of credit in 1995 to finance part of the inventory build was approximately $5,000; due to the operating losses incurred in 1996 only $1,000 was repaid against the prior year drawdown.

     The company has a $4,000 line of credit available through a commercial bank at the prime rate less one-half percentage point (8.5% at September 30, 1996). The outstanding balance on the line at year end was $3,927, as compared to the prior two years balances of $4,927 and $0, respectively. See Note 6 in the Notes to Consolidated Financial Statements for more detail. In addition, the company has available $916 in cash and cash equivalents and $4,778 in diversified marketable securities as of September 30, 1996.

     The company leased one custom press and two stock presses in the current fiscal year. The custom press was purchased at the expiration of the lease during the year. The two stock press leases will expire in fiscal 1997. The New Jersey plant and office is owned and unencumbered. The Texas plant is leased through August, 1999.

     Capital expenditures for fiscal years ended September 30, 1996, 1995 and 1994 were $456, $921 and $356, respectively. During the current fiscal year, significant expenditures included a plant consolidation ($185), the purchase of a custom press at lease expiration ($98), computer hardware and software upgrades to the companys system ($93), development cost for a new software product ($42) and a vehicle purchase ($40).

     The term loan outstanding at September, 1995 of $1,650 was repaid in full during fiscal 1996.

     The fiscal 1996 net operating loss will be carried back to the prior year for federal income tax purposes and the company expects a refund of approximately $1,865 by March, 1997.

     Internally generated cash flows appear to be adequate to support currently planned business operations. However, certain events such as significant acquisitions or capital expenditures could require external financing.

1996 compared to 1995

  Net sales for the fiscal year ended September 30, 1996 decreased 12% or $7,474 due to (1) a 7% decline in stock computer paper volume ($1,500), generally attributable to the diminishing demand for impact printer paper products; (2) 15% lower selling prices for both stock computer paper and custom forms ($8,280), essentially proportionate to the raw paper cost decreases from the mills; (3) a higher rate of sales rebates and product returns ($319) resulting from the companys focus on the retail channel; (4) offset by a 120% increase in new product offerings ($2,625), viz., laser and inkjet papers, specialty office and consumer products, and computer hardware/software.

  Despite 7% lower volumes in stock computer paper and approximately 22% lower raw paper costs for both stock computer paper and custom forms, resulting in $2,640 of lower product cost, cost of sales increased $3,821 or 7% in the current fiscal year principally due to the significant overstocking of raw paper inventories at the beginning of the year at the market price peak ($4,678). As a result, weakening sell prices through the first three quarters of the year resulted in abnormally low margins until the inventories were reduced to normal operating levels in the fourth quarter. Other factors causing higher product costs in fiscal year 1996 were the increased volume of new product sales ($2,056), greater freight costs ($500) due to the companys major customer requiring direct store delivery instead of shipments to regional distribution centers as well as importation costs on certain hardware products foreign sourced. Factory overhead cost reduction programs ($350), improved production efficiency ($200), and increased capacity utilization ($373) provided counterbalancing reductions in cost of sales.

  Gross profit declined $11,295 in 1996 as compared to 1995 primarily for two reasons, viz., the significant drop in sell prices due to lower demand and competitive pressures ($7,000) plus the effect of the excessive inventories carried through most of the year bearing disproportionate unit cost relative to the market ($4,500). To a lesser extent, lower volume contributed negatively ($400). However, new products generated approximately $600 additional gross profit in 1996.

  Sales and marketing expenses were $755 greater in 1996 principally due to new product offerings requiring greater expenditures for staff ($250), travel and entertainment ($170), advertising ($150), product samples ($70), direct mail campaigns ($70), and public relations ($45). General and administrative expenses decreased $833 due to termination of a deferred compensation plan ($800), a reduction in the required bad debt reserve ($290) and legal expense accruals ($53) offset by an assessment from a federal employment tax audit $160, higher professional fees $40, depreciation $70, and miscellaneous expenses $40.

  Interest expense was higher in 1996 by $144 principally due to the greater utilization of the companys credit line resulting in additional interest of $244 less the interest savings of $100 from the payoff of the industrial revenue note in the second quarter of the fiscal year.

  In 1996, other income, net, of $685 exceeded other expense, net, of $237 in 1995 by $922. Losses of approximately $500 on the disposal of factory equipment and the Florida plant sale occurred in the prior year; there were no significant sales or disposals in the current fiscal year. In addition, investment income and gains on the sale of stock investments in FY96 exceeded the prior year by approximately $400.

  Income tax expense in FY95 and income tax benefit in FY96 were at effective tax rates of 34%.

  Inflation is not expected to have a material effect on future sales or earnings.

1995 compared to 1994

  Net sales for the fiscal year ended September 30, 1995 increased $7,024 or 12% as compared to fiscal 1994, due to increases in average selling prices of 59% in stock continuous forms products and 14% in custom forms resulting in higher revenues of $18,811 and $1,031, respectively, in these business segments. Offsetting the favorable price levels in fiscal 1995 was a decline in unit volume of 30% or $14,662 in the Companys core computer paper business due to the shrinking market for impact printer paper products averaging approximately 10% per year and the industry paper supply shortages resulting from paper mill supply allocations in the Companys third and fourth quarters of fiscal 1995.

  Cost of sales remained relatively stable ($67 change) in fiscal 1995 versus 1994. The lower sales volume of 30% was offset by higher unit costs of equal effect due to raw material paper cost escalation during the year.

  Gross profit increased $7,091 (145%) from fiscal 1994 to fiscal 1995 principally from the net incremental positive margins of $6,514 in the stock computer paper business segment resulting from selling price increases outpacing higher unit paper costs and declining volume. Conversely lower margins occurred in the custom business forms segment of $511 where higher unit costs could not be entirely passed on to customers through higher prices. Sales of new products yielded incremental profit of $700. Cost reduction efforts resulted in significant savings from the closing of various distribution sites and the Florida manufacturing plant in the amount of $630. The cost of underutilization of factory capacity of $242 accounted for the majority of the remaining gross profit change.

  Selling expenses increased $569 (33%) due to marketing and staffing cost associated with new product introductions, viz., salaries of $175, promotional materials and related expenses of $110, advertising expense of $108, trade show expense of $72, and other sundry increases of $104. General and administrative expenses increased $1,097 (39%) due to the following: $400 for the adoption of a deferred compensation plan, increased salaries and benefits of $206, an increase in bad debt expense of $197, and other sundry increases of $294.

  Interest expense increased $18 for the fiscal year ended September 30, 1995, in comparison to the prior fiscal year. The change resulted from interest incurred on a working capital loan of $68, offset by a decrease of $50 due to the paydown of mortgage debt and a bank term loan.

  Other net expense increased $348 for the fiscal year ended September 30, 1995 in comparison to the prior fiscal year. The increase was due principally to the loss on equipment sales and the retirement of dormant and underutilized fixed assets of $368. The shutdown of the Jacksonville, Florida facility comprised $198 of the loss on fixed assets.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS:                              PAGE
CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1996
 AND 1995                                                        14

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS
 ENDED SEPTEMBER 30, 1996, 1995, AND 1994                        15

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY FOR
 THE YEARS ENDED SEPTEMBER 30, 1996, 1995, 1994 AND 1993         16

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS
 ENDED SEPTEMBER 30, 1996, 1995 AND 1994                         17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       18 - 29

REPORT OF INDEPENDENT ACCOUNTANTS                                30

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                  31

REPORT OF INDEPENDENT ACCOUNTANTS ON S-X SCHEDULE                32


  FINANCIAL STATEMENT SCHEDULES NOT INCLUDED IN THIS FORM 10-K HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.


                     Consolidated Balance Sheet
                     --------------------------

                                                September 30,
                                                -------------
                                              1996          1995
                                        ---------------------------
Assets
Current Assets:
    Cash and cash equivalents             $   916,438   $ 5,227,249
    Marketable securities                   4,778,296     3,657,894
    Accounts receivable, less allowance
     for doubtful accounts of
      $415,536 and $505,379 at
       September 30, 1996 and 1995,         6,696,174     6,549,451
       respectively
    Inventories                             6,685,752    17,347,847
    Recoverable income taxes                1,865,502
    Prepaid expenses                          314,364       299,536
    Deferred income taxes, net of a
     valuation allowance of                 1,223,204     1,233,000
     $500,000 in 1996
                                        -------------   -----------
        Total Current Assets               22,479,730    34,314,978
Property, plant and equipment, net          6,106,857     6,800,179
Other assets                                  154,414        73,112
                                        -------------   -----------
        Total Assets                      $28,741,001   $41,188,268
                                        =============   ===========

Liabilities and Shareholders' Equity
Current Liabilities:
    Current portion of long-term debt                   $ 1,650,000
    Note payable, bank                      3,926,500     4,926,500
    Accounts payable and accrued            6,193,513    10,775,630
     expenses
    Accrued payroll and related expenses      311,903       602,603
    Income taxes payable                                  1,105,000
                                        -------------   -----------
       Total Current Liabilities           10,431,916    19,059,733
Deferred income taxes                       1,125,075     1,020,413
                                        -------------   -----------
       Total Liabilities                   11,556,991    20,080,146
                                        -------------   -----------
Shareholders' equity:
    Common stock, $.004 par value;
     authorized 10,000,000
     shares; issued 3,937,517 shares           15,751        15,751
    Additional paid-in capital              8,588,243     8,588,243
    Retained earnings                      10,281,707    13,682,551
    Unrealized gain on marketable              24,070       121,314
     securities
                                        -------------   -----------
                                           18,909,771    22,407,859
    Less:  common stock held in
     treasury, at cost; 304,986 and
     208,111 shares at September 30,
     1996 and 1995, respectively           (1,725,761)   (1,299,737)
                                        -------------   -----------
       Total Shareholders' Equity          17,184,010    21,108,122
                                        -------------   -----------
       Total Liabilities and
        Shareholders Equity               $28,741,001   $41,188,268
                                        =============   ===========

The accompanying notes are an integral part of these financial statements.


                     Consolidated Statement of Operations
                     ------------------------------------

                                               Year ended September 30,
                                               ------------------------

                                           1996          1995          1994
                                       ------------   -----------  -----------


Net sales                               $57,442,027   $64,916,361  $57,892,384
                                       ------------   -----------  -----------
Costs and expenses:

 Cost of products sold                   56,786,409    52,965,236   53,032,423

 Selling expenses                         3,065,770     2,311,026    1,742,278

 General and administrative expenses      3,085,272     3,917,856    2,820,476

 Interest expense                           347,113       203,299      185,532

Other expense (income), net                (685,082)      237,328     (110,342)
                                       ------------   -----------  -----------

        Total costs and expenses         62,599,482    59,634,745   57,670,367
                                       ------------   -----------  -----------

Income (loss) before income taxes and
 cumulative effect of change in
  accounting principle                   (5,157,455)    5,281,616      222,017

Provision for income taxes (benefit)     (1,756,611)    1,830,229      154,841
                                       ------------   -----------  -----------

Income (loss) before cumulative
 effect of change in
  accounting principle                   (3,400,844)    3,451,387       67,176

Cumulative adjustment from adoption
 of FASB 109                                                           362,000
                                       ------------   -----------  -----------

Net income (loss)                       $(3,400,844)  $ 3,451,387     $429,176
                                       ============   ===========  ===========

Earnings per share from operations           $(0.92)        $0.91        $0.02

Earnings per share from FASB 109
  cumulative adjustment                                                   0.10
                                       ------------   -----------  -----------

Earnings per share                           $(0.92)        $0.91        $0.12
                                       ============   ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                                                          Consolidated Statement of Shareholders' Equity
                                                         -----------------------------------------------

                                                              ADDITIONAL
                                             COMMON STOCK      PAID IN      RETAINED    UNREALIZED     TREASURY
                                           SHARES    AMOUNT    CAPITAL      EARNINGS       GAIN         STOCK         TOTAL
                                        -------------------  -----------  -----------  -----------  ------------  ------------
Balance at September 30, 1993             3,937,517  $15,751  $8,588,243  $ 9,801,988                $(1,340,724)  $17,065,258

Net Income                                                                    429,176                                  429,176
                                        --------------------  ----------  -----------  -----------  ------------  ------------

Balance at September 30, 1994             3,937,517   15,751   8,588,243   10,231,164                 (1,340,724)   17,494,434

Net Income                                                                  3,451,387                                3,451,387

Issuance of 14,089 treasury shares                                                                        40,987        40,987

Unrealized gain on marketable
securities, net of income tax effect:

   Effect of accounting change
   October 1, 1994                                                                          36,574                      36,571

   Increase in unrealized gain on
   marketable securities during                                                             84,740                      84,740
   1995
                                         -----------  -------  ----------  -----------  -----------  ------------  ------------

Balance at September 30, 1995             3,937,517   15,751   8,588,243   13,682,551      121,314    (1,299,737)   21,108,122

Purchase of 96,875 treasury shares                                                                      (426,024)     (426,021)

Net loss                                                                   (3,400,844)                              (3,400,844)

   Decrease in unrealized gain
   on marketable securities
   during 1996:                                                                            (97,244)                    (97,244)
                                        -----------  -------  ----------  -----------  -----------  ------------  ------------

Balance at September 30, 1996             3,937,517  $15,751  $8,588,243  $10,281,707     $ 24,070   $(1,725,761)  $17,184,010
                                        ===========  =======  ==========  ===========  ===========  ============  ============


   The accompanying notes are an integral part of these financial statements.

                     Consolidated Statement of Cash Flows
                     ------------------------------------

                                                  Year ended September 30,
                                          ----------------------------------------

                                              1996           1995          1994
                                              ----           ----          ----
Cash flow from operating activities:      $(3,400,844)  $  3,451,387   $   429,176
                                          -----------   ------------   -----------
  Net income (loss)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities:
   Depreciation                             1,134,320      1,135,108     1,290,431
   (Gain) loss on sale of property,
    plant and equipment                       (46,066)       367,907        (4,204)
   (Gain) loss on sale of marketable
    securities                               (861,459)      (376,204)     (283,352)
   Provision for bad debts                     40,000        330,000       166,004
   Provision for equity in loss on
    investment in joint venture               303,500        129,334       204,000
   Deferred income tax (credit) expense       114,458       (842,369)     (477,422)
   (Increase) decrease in:
        Accounts receivable                  (186,724)      (489,906)    1,022,381
        Inventories                        10,662,097    (13,032,729)     (180,044)
        Recoverable income taxes           (1,865,502)                     740,304
        Prepaid expenses                      (14,829)        (5,130)       (4,880)
        Other assets                            5,196          3,624       124,297
        Increase (decrease) in:
        Accounts payable and accrued
         expenses                          (4,582,116)     7,859,969      (661,820)
        Accrued payroll and related
         expenses                            (290,699)       (29,394)      170,162
        Income taxes payable, current      (1,105,000)       806,449
                                          -----------   ------------   -----------
      Total adjustments                     3,307,176     (4,143,341)    2,105,857
                                          -----------   ------------   -----------
        Net cash provided by (used in)
         operating activities                 (93,668)      (691,954)    2,535,033
                                          -----------   ------------   -----------
Cash flows from investing activities:
  Investment in joint venture                (390,000)
  Proceeds from sale of marketable
   securities                                 901,901        429,174     2,249,069
  Purchase of marketable securities        (1,258,088)    (1,020,638)   (1,750,137)
  Proceeds from sale of property, plant
   and equipment                               61,000      1,120,807       970,092
  Purchase of property, plant and
   equipment                                 (455,931)      (921,499)     (355,959)
                                          -----------   ------------   -----------
        Net cash provided by (used in)
         investing activities              (1,141,118)      (392,156)    1,113,065
                                          -----------   ------------   -----------
Cash flows from financing activities:
  Repayments of long-term debt             (1,650,000)      (736,667)   (2,442,666)
  (Purchase) issuance of treasury stock      (426,025)        40,987
  Proceeds (repayments) of working
   capital line of credit                  (1,000,000)     4,926,500
                                          -----------   ------------   -----------
        Net cash provided by (used in)
         financing activities              (3,076,025)     4,230,820    (2,442,666)
                                          -----------   ------------   -----------
  Net increase (decrease) in cash and
   cash equivalents                        (4,310,811)     3,146,710     1,205,432
  Cash and cash equivalents, at
   beginning of year                        5,227,249      2,080,539       875,107
                                          -----------   ------------   -----------
  Cash and cash equivalents, at end of
   year                                   $   916,438   $  5,227,249   $ 2,080,539
                                          ===========   ============   ===========

Supplemental disclosures of cash flow
 information:
  Cash paid during the year for:
    Interest                              $   347,113   $    203,299   $   185,532
                                          ===========   ============   ===========

    Income taxes                          $         0   $  1,753,912   $   452,205
                                          ===========   ============   ===========

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION:

Paris Corporation and subsidiaries (collectively, the Company) manufacture stock and custom business forms, provide value added services to cut sheet products, and distribute office products and computer/printer peripheral products. The Company manufactures stock and custom forms in Burlington, New Jersey and stock forms in Fort Worth, Texas. The Company markets through retailers, resellers, and dealers throughout the United States and Canada.

Effective January 26, 1996, Paris Business Forms, Inc. (a Pennsylvania publicly held corporation) adopted a new name, Paris Corporation.

The consolidated financial statements include the accounts of Paris Corporation and its wholly-owned subsidiaries with appropriate elimination of intercompany accounts and transactions.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Use of Estimates:
The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents:
The Company considers short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Investments in Debt and Equity Securities:
At October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity
Securities: (SFAS No. 115). The adoption of SFAS No. 115 resulted in an increase in stockholders equity of $36,574, net of taxes of $18,841. In accordance with SFAS No. 115, prior years financial statements have not been restated to reflect the change in accounting method.

Marketable Securities:
At September 30, 1996 and 1995, marketable debt and equity securities have been categorized as available for sale. Such securities are stated at fair value based upon quoted market prices. Unrealized holding gains and losses are reported as a separate component of stockholders equity. The Company accounts for investments in limited partnerships under the equity method of accounting.

Inventories:
Inventories are stated at the lower cost or market. Cost is determined by the first-in, first-out method (FIFO).

Property, plant and equipment:
Property, plant and equipment are stated at cost. Expenditures for renewals and betterments which increase the useful life or capacity of property, plant and equipment are also capitalized at cost. Expenditures for repairs and maintenance are charged to income as incurred. Gain or loss on the retirement or disposal of capital assets is reflected in income in the period of disposal.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Joint venture:
The company is a joint venture participant with Xerox Corporation in Signature Corporation, Inc. This investment is accounted for using the equity method.

Per share data:
Earnings per share data have been computed on the basis of the weighted average number of shares of common stock outstanding (3,632,531 shares in 1996, 3,729,406 shares in 1995 and 3,715,317 shares in 1994), plus the dilutive effect of common stock equivalents (stock options) computed using the treasury stock method which resulted in an aggregate of 3,707,700 shares in 1996, 3,795,087 shares in 1995 and 3,715,317 shares in 1994.

Acquisitions:
In October 1995, the Company invested an additional $390,000 in Signature Corporation, Inc. (Signature), a joint venture corporation that markets office products through the supermarket and drugstore retail chains. The Companys original investment of $333,334 for 33% of the common stock of the joint venture in December 1992 has been written off completely by the recognition of the Companys equity in the operating losses of Signature of $129,334 and $204,000 in fiscal 1995 and 1994, respectively. With the additional capital investment, the Company has increased ownership to 44% of the common stock of Signature. During the year ended September 30, 1996, the Company wrote off $303,500 of the $390,000 investment due to the operating losses of the joint venture.

The Company invested $455,931 in property, plant, and equipment during the year, of which $185,916 related to the reorganization and plant consolidation of the Burlington, New Jersey facility, $97,500 related to the purchase of a custom press which was formerly leased, $122,552 related to the purchasing of personal computers and related software and equipment.

Dispositions:
The Jacksonville, Florida facility was sold in April 1995, due to plant rationalization and reorganization. The net sales proceeds were $978,182 and the loss realized was $56,955. The retirement of other assets related to the Jacksonville closing resulted in a loss of $141,291.

NOTE 3 - MARKETABLE SECURITIES

Marketable securities classified as current assets at September 30, 1996 and 1995, are summarized as follows:


1996                              Fair Value            Cost
----                             -------------      -------------
     Equity Securities:
        Stocks                    $1,014,398          $1,024,347
        Mutual Funds                 515,962             481,943
        Limited Partnerships       3,329,789           3,247,936
                                 -------------      -------------
        Total                     $4,860,149          $4,754,226
                                 =============      =============

1995
----
     Equity Securities:
        Stocks                    $  659,361          $  554,493
        Mutual Funds                 543,433             464,356
        Limited Partnerships       2,455,100           2,455,100
                                 -------------       ------------
        Total                     $3,657,894          $3,473,949
                                 =============       ============


The Company accounts for investments in limited partnerships under the equity method of accounting. These investments are not subject to SFAS No. 115.

Gross unrealized holding gains and losses at September 30, 1996 and 1995, are as follows:


                                  Unrealized         Unrealized
1996                                Gains             Losses
----                            -------------       -------------
     Equity Securities:
        Stocks                    $   75,758         $   85,706
        Mutual Funds                  34,019
        Limited Partnerships          81,853
                                -------------       -------------
        Total                     $  191,630         $   85,706
                                =============       =============

1995
----
     Equity Securities:
        Stocks                    $  112,120         $    7,252
        Mutual Funds                  79,077
        Limited Partnerships
                                 ------------       -------------
        Total                     $  191,197         $    7,252
                                 ============       =============


Proceeds from the sale of securities classified as available for sale for the year ended September 30, 1996 and 1995 were $901,901 and $429,174, respectively. Fiscal 1996 and 1995 gross realized gains and losses were $892,762 and $31,303, and $412,861 and $36,657, respectively, and are included in other income. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

NOTE 4 - INVENTORIES:

Inventories consist of the following at September 30, 1996 and 1995:


                           September 30,
                           -------------
                        1996           1995
                    -------------  ------------

Raw materials          $2,563,401   $12,410,365
Work in progress          152,193        76,350
Finished goods          3,970,158     4,861,132
                    -------------  ------------

Total                  $6,685,752   $17,347,847
                    =============  ============



NOTE 5 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following at September 30, 1996 and 1995:

                                                September 30,
                                               --------------
                            Estimated
                           useful lives       1996           1995
                           ------------  --------------  ------------

Land                                       $   489,600   $   489,600
Building and building
 improvements               10-30 years      4,966,712     4,951,312
Machinery and equipment      7-10 years      8,577,235     8,352,740
Furniture and fixtures         10 years        366,285       366,285
Automobiles and trucks        4-6 years        159,308       171,352
                                       --------------- -------------
                                            14,559,140    14,331,289
Less - accumulated depreciation             (8,452,283)   (7,531,110)
                                       --------------- -------------

Property, plant and equipment, net         $ 6,106,857   $ 6,800,179
                                       =============== =============

Depreciation expense totaled $1,134,320, $1,135,108 and $1,290,431 for the years ended September 30, 1996, 1995 and 1994, respectively.

NOTE 6 - NOTES PAYABLE AND LONG TERM DEBT:

Long-term debt consists of the following at September 30, 1996 and 1995:



                                             September 30,
                                             -------------
                                          1996           1995
                                          ----           ----
New Jersey Economic Development
Authority (NJEDA) Bond, interest
payable monthly  at a rate of 75%
of prime (9.00% at September 30, 1995),
principal payable in  monthly
installments of $12,500, with the
unamortized principal balance due on
February 1, 1996.                              $ 0       $ 1,650,000
                                       -------------   --------------

                                                 0         1,650,000
Less current portion                             0        (1,650,000)
                                       -------------   --------------

Total                                          $ 0       $         0
                                       =============   ==============


The Company has a line of credit payable on demand with a commercial bank.
Under the agreement, the Company can borrow up to $6,000,000 through March 28, 1996, after which the line of credit was reduced to $4,000,000 through maturity at September 30, 1996. The line of credit is secured by the Company's accounts receivable and inventory. The line of credit expired on September 30, 1996 and was extended until December 31, 1996 with the pledge of additional collateral of the New Jersey facility which has a net book value of $3,424,000. The borrowings outstanding at September 30, 1996 were $3,926,500 and $4,926,500 at September 30, 1995. Interest is payable monthly. The interest rate on the line of credit is prime rate less 1/2% (8.5% at September 30, 1996). Interest expense related to the line of credit was $314,011 and $67,786 for the years ending September 30, 1996 and 1995, respectively.

In January 1996, the Company paid off the New Jersey Economic Development Authority (NJEDA) Bond in the amount of $1,612,500.

NOTE 7 - INCOME TAXES:

The composition of the provision (credit) for income taxes is as follows:

               For the year ended September 30,
             -------------------------------------

                 1996         1995         1994
                 ----         ----         ----
Current:
  Federal    $(1,786,483)  $2,533,000   $ 270,263
  State                       196,000
             -----------   ----------   ---------
              (1,786,483)   2,729,000     270,263
             -----------   ----------   ---------
Deferred:
  Federal         (5,136)    (877,771)   (115,422)
  State           35,008      (21,000)
             -----------   ----------   ---------
                  29,872     (898,771)   (115,422)
             -----------   ----------   ---------
Total        $(1,756,611)  $1,830,229   $ 154,841
             ===========   ==========   =========


The fiscal 1996 U.S. Federal tax provision reflects the realization of the Company's net deferred tax assets due to the carryback of the current year's loss. At September 30, 1996, approximately $1,865,000 of recoverable income taxes relate to the carryback. The Company has state net operating loss carryforwards of $6,485,000, available to offset future state taxable income. These state net operating loss carryforwards expire in the years 2000 through 2003. In fiscal 1995, the Company utilized approximately $1,900,000 of $2,700,000 of state net operating loss carryforwards available, among the consolidated entities, to offset state income taxes of approximately $95,000 for the year ended September 30, 1995.

The current year valuation allowance of $500,000 relates to deferred tax assets established under FASB 109 for state net operating loss carryforwards, which will be carried forward to future years for possible utilization. No benefit for these carryforwards has been recognized in the current year.

Reconciliations of income taxes with the amounts which would result from applying the U.S statutory rate are as follows:

                                             For the year ended September 30,
                                          -------------------------------------

                                             1996         1995        1994
                                             ----         ----        ----
Provision (credit) at statutory rate      $(1,753,535)  $1,795,749   $ 75,426
Increases (reductions) in taxes
 resulting from asset writedowns                          (200,040)   107,713
State income taxes, net of federal
  income tax benefit                                       113,520
Adjustment of prior year accruals                          175,000
Other, net                                     (3,076)     (54,000)   (28,358)
                                          ------------  ----------- ----------
Total                                     $(1,756,611)  $1,830,229   $154,781
                                          ============  =========== ==========

The components of the deferred tax asset at September 30, 1996 and 1995 are as follows:

                                              1996           1995
                                              ----           ----
Reserve for doubtful accounts              $  272,000     $  260,000
Reserve for inventory obsolescence
  and writedown to net realizable value       408,000        510,000
Accrued compensation                           27,000        258,000
Writedown of investment in
  Signature Corporation                       262,000        142,000
Contingencies                                 286,000
State NOL carry forwards                      468,000
Valuation allowance, deferred tax asset      (500,000)
Other, Net                                                    63,000
                                            ----------    -----------
Total                                       $1,223,000    $1,233,000
                                            ==========    ===========


NOTE 8 - SHAREHOLDERS EQUITY:

The Company adopted a stock option plan effective October 1, 1985. A total of 261,000 shares of common stock were initially authorized and reserved for issuance under the plan. As a result of stock dividends in 1988 and 1987, the total stock options authorized is 315,810. The plan expired in October 1995. In November 1995, the Board of Directors adopted the Company's 1995 Stock Option Plan to permit the issuance of incentive stock options under Section 422 of the Internal Revenue Code of Non-Qualified Stock Options. There are 500,000 shares of Common Stock authorized for non-qualified and incentive stock options under the 1995 plan, which are subject to adjustment in the event of stock splits, stock dividends and other situations. Under the plan, no options may be granted more than ten years after the effective date of plan. The exercise price of all incentive stock options granted under the option plan may be no less than fair market value of such shares on the date of grant. Stock option activity for 1996, 1995 and 1994 is as follows:


                                             1996        1995        1994
                                             ----        ----        ----
Options outstanding at October 1            303,300     211,000     173,000
Options granted                              48,000     146,000      73,000
Options expired/exercised                   (35,000)    (56,700)    (35,000)
                                        -----------   ----------- ----------
Options outstanding and exercisable at      316,300     300,300     211,000
 September 30
                                        ===========   =========== ==========
Options available for grant at              452,000      15,510     104,810
 September 30
                                        ===========   =========== ==========
Options price range at September 30       $1.875 to   $1.875 to   $1.875 to
                                          $7.975      $7.975      $9.08

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

LEASES:

The Company has certain operating leases, primarily for machinery and equipment and the Ft. Worth, Texas facility, expiring at various dates. Total rental expenses amounted to $410,508 in 1996; $498,547 in 1995; and $648,428 in 1994.

As of September 30, 1996, minimum rental payments under noncancelable operating leases were as follows:

                      Year    Amount
                      -----  --------

                      1997   $274,716
                      1998    166,928
                      1999    103,125
                           ----------
                      Total  $544,769
                           ==========

SERVICE CONTRACTS:

The Company has an agreement with an outside contractor to perform warehousing and distribution services for the Fort Worth, Texas facility. The services include staffing and managing personnel, provision of all equipment, material, and services in order to maintain the facility, and the design of a warehouse management system. Total service contract expense was $204,844 in 1996, and $212,415 in 1995.

As of September 30, 1996, the minimum payments under the service contracts were as follows:

                  Year    Amount
                  -----  --------

                  1997   $216,264
                  1998    222,744
                  1999    229,428
                       ----------
                  Total  $668,436
                       ==========

CONTINGENCIES:

The Company has agreements with certain customers and vendors which include potential rebates, commissions and other liabilities upon the fulfillment of certain terms and conditions. Management has estimated and recorded contingent liabilities of approximately $690,000 and $0 at September 30, 1996 and 1995, respectively, related to these agreements and other potential liabilities.

NOTE 10 - PROFIT SHARING AND DEFERRED COMPENSATION PLAN:

The Company has a noncontributory profit sharing plan which covers substantially all employees and provides benefits upon retirement, death or termination of employment. Amounts attributable to participant accounts are based on their compensation and the meeting of a required vesting schedule. The plan provides for contributions determined annually by the Board of Directors. The Companys policy is to currently fund all contributions determined by the Board of Directors. Contributions totaled $0, $0, and $100,000, for the years ended September 30, 1996, 1995 and 1994, respectively.

In 1995, the Board of Directors approved upon the termination of his employment, the President and Chairman of the Board, shall receive $100,000 per year for four years in recognition of past services. Accordingly, $400,000 in deferred compensation liability was recognized and included in the 1995 financial statements. As a result of the losses from operations in 1996, the Board of Directors terminated the Chairmans deferred compensation plan. Accordingly, the $400,000 liability was reversed in 1996 as a reduction of general and administrative expenses.

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


                                                                      Year-ended September 30,
                                                                      ------------------------
                                                                   1996         1995          1994
                                                                   ----         ----          ----
Net sales of products and services:
  Stock forms                                                  $48,231,271   $55,283,756   $50,081,522
  Custom forms                                                   7,232,703     8,823,616     7,810,862
  Office products, hardware/software                             1,978,053       808,989
                                                               -----------   -----------   -----------
      Total                                                    $57,442,027   $64,916,361   $57,892,384
                                                               ===========   ===========   ===========
Segment operating income (loss):
  Stock forms:                                                 $(4,460,757)  $ 6,289,470   $    67,299
  Custom forms                                                    (159,855)     (581,486)      244,616
  Office products, hardware/software                              (999,189)     (398,654)
  Corporate                                                        124,376       412,913       (14,708)
                                                               -----------   -----------   -----------
      Total                                                    $(5,495,425)  $ 5,722,243   $   297,207
                                                               ============  ===========   ===========
Corporate Consolidated income (loss) before taxes:
  Segment operating income (loss)                              $(5,495,424   $ 5,722,243   $   297,207
  Interest expense                                                (347,113)     (203,299)     (185,532)
  Other  income (expense) items                                    685,082      (237,328)      110,342
                                                                -----------  -----------   -----------
      Total                                                    $(5,157,455)  $ 5,281,616   $   222,017
                                                                ===========  ===========   ===========
Assets:
  Stock forms                                                   12,844,233   $23,488,774   $12,979,371
  Custom forms                                                   2,921,664     3,228,294     6,304,754
  Corporate                                                     12,975,104    14,471,200     5,462,967
                                                                ----------   -----------   -----------
      Total consolidated                                       $28,741,001   $41,188,268   $24,747,092
                                                                ===========  ===========   ===========

Capital expenditures:
   Stock forms                                                   $ 190,683   $   122,812   $   291,022
   Custom forms                                                     85,258       599,214        20,012
   Corporate                                                       179,990       199,473        44,925
                                                                 ---------   -----------   -----------
       Total consolidated                                        $ 455,931   $   921,499   $   355,959
                                                                 =========   ===========   ===========

Depreciation expense:
   Stock forms                                                   $ 451,835   $   287,472   $   446,029
   Custom forms                                                    263,688       477,500       488,495
   Corporate                                                       418,797       370,136       355,907
                                                                 ---------   -----------   -----------
       Total consolidated                                       $1,134,320   $ 1,135,108   $ 1,290,431
                                                                ==========   ===========   ===========

Segment operating income is determined by deducting from sales of products and services, cost of products sold, and selling, general and administrative expenses directly related or allocable to the segment. Not included in segment operating income are certain income and expense items such as interest income and expense, other income and income taxes.

During the years ended September 30, 1996, 1995 and 1994, net sales to one stock customer accounted for approximately 24%, 35%, and 33% of the total net sales, respectively. The same customer accounted for 28%, 20% and 27% of the accounts receivable balance at September 30, 1996, 1995 and 1994, respectively.

NOTE 12 - QUARTERLY FINANCIAL DATA (UNAUDITED):


                                                                         Quarter  ended
                                                                         --------------
                                                            (in thousands, except per share amounts)

                                                        Dec 31      Mar 31        Jun 30        Sept 30
                                                        ------      ------        ------        -------
1996:
Net sales                                             $16,603      $13,500       $ 14,218        $13,121
Gross profit                                              836         (134)           (36)           (11)
Income (loss) before taxes                               (387)      (2,109)        (1,872)          (789)
Net  income (loss) (1)                                   (255)      (1,392)        (1,236)          (518)
Earnings (loss) per share                             $ (0.07)      $(0.37)       $ (0.33)       $ (0.15)

1995:
Net sales                                             $14,017      $19,403        $16,741        $14,755
Gross profit                                            1,839        4,070          3,560          2,482
Income before taxes                                       547        1,452          1,915          1,367
Net income (loss)                                         361          958          1,164            968
Earnings per share                                      $0.10        $0.26          $0.30        $  0.25

1994:
Net sales                                             $15,261      $13,638        $14,506        $14,487
Gross profit                                            1,064          997          1,222          1,575
Income (loss) before taxes                               (271)        (159)            54            597
Income (loss) before cumulative effect
  of change in account principle                         (179)        (105)            36            315
Cumulative effect on prior years (to
  September 30, 1993) of change in
  accounting for income taxes.                           (362)
Net income (loss)                                         183         (105)            36            315
Earnings per share                                      $0.05       $(0.03)         $0.01        $  0.08



(1) Net income for the quarter ended due to the correction of an error. December 31, 1995, previously reported as $405 is restated above to ($255) due to the correction of an error.

NOTE 13 - OTHER EXPENSE (INCOME), NET:


Other expense (income), net, consist of the following at September 30, 1996, 1995 and 1994:


                                                    September 30,
                                                    -------------
                                             1996        1995        1994
                                             ----        ----        ----
Gain on marketable securities             $(861,459)  $(376,204)  $(283,352)
(Gain)/loss on fixed asset disposal         (46,066)    367,907      (4,204)
Equity in joint venture losses, and
 other expenses                             431,972     217,390     303,526
Interest income                            (152,373)   (184,596)    (78,098)
Other, net                                  (57,157)    212,832     (48,214)
                                          ----------  ----------  ----------

Total                                     $(685,082)  $ 237,328   $(110,342)
                                          ==========  ==========  ==========



                             REPORT OF INDEPENDENT
                         CERTIFIED PUBLIC ACCOUNTANTS
                         ============================



To the Shareholders and Board of Directors,
Paris Corporation
Burlington, New Jersey

        We have audited the accompanying consolidated balance sheets of Paris Corporation, and subsidiaries as of September 30, 1996 and 1995 and the related consolidated statements of operations, shareholders equity, and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audi ts.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paris Corporation, and subsidiaries as of September 30, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.



Parente, Randolph, Orlando, Carey and Associates
Media, Pennsylvania
November 8, 1996

                               PARIS CORPORATION
                               -----------------
                                  SCHEDULE II
                                  -----------
                       VALUATION AND QUALIFYING ACCOUNTS
                       ---------------------------------

                                             Additions
                              Balance at     charged to                Balance at
                               beginning      cost and                  end of
                               of period      expenses    Deductions    period
                             -------------  ------------  ----------  ----------

For the year ended
 September 30, 1996:
  Allowance for
   doubtful accounts:             $505,379       $40,000    $129,843      $415,536
  Allowance for
   contingency reserve:                 $0      $690,000          $0      $690,000
  Allowance for
   inventory obsolescence       $1,078,588            $0    $ 88,598      $989,990

For the year ended
September 30, 1995:
  Allowance for
   doubtful accounts:             $449,403      $330,000    $274,024      $505,379
  Allowance for
   inventory obsolescence         $544,584      $534,004          $0    $1,078,588


For the year ended
September 30, 1994:
  Allowance for
   doubtful accounts:             $511,118       $129,780   $191,495      $449,403
  Allowance for
   inventory obsolescence         $350,000       $194,584         $0      $544,584

ITEM 9 - CHANGES IN AND DISAGREEMENTS OF ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                             REPORT OF INDEPENDENT
                         CERTIFIED PUBLIC ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULES
                       --------------------------------


To The Shareholders and
 Board of Directors
Paris Corporation
Burlington, New Jersey:

        We have audited the basic consolidated financial statements of Paris Corporation and subsidiaries as of September 30, 1996 and 1995, and for each of the years in the three year period ended September 30, 1996, and have issued our report thereon dated November 8, 1996, such consolidated financial statements and report are included elsewhere in this Form 10K. Our audit also included financial statement schedules of Paris Corporation and subsidiaries listed in
Item 14. These financial statement schedules are the responsibility of the Companys management. Our responsibility is to express an opinion on the financial statement schedules based on our audits. In our opinion, such financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Parente, Randolph, Orlando, Carey & Associates
Media, Pennsylvania
November 8, 1996

                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Directors of the Company are elected for a term of one year. The current Directors and Officers of the Company, together with their ages, positions, backgrounds, and business experiences are set forth below:


NAME                       AGE  POSITION WITH THE COMPANY
----                       ---  -------------------------

Dominic P. Toscani, Sr.     68  President, Chief Executive
(4)                             Officer, Treasurer and
                                Chairman of the Board of
                                Directors

Dominic P. Toscani, Jr.     38  Senior Vice President,
(2),(4)                         Secretary and Director

Gerard M. Toscani           36  Senior Vice President
(3),(4)                         and Director

Thomas A. Baglio            35  Vice President of Sales

Jim Grey                    42  Vice President of Operations

John A. Whiteside           48  Chief Financial Officer

Donald Velardi              54  Director of Information Services

Palmer E. Retzlaff          65  Director
(2),(3)

Frank A. Mattei, M.D.       75  Director
(1),(2)

Oscar Tete                  72  Director
(1)

John V. Petrycki            56  Director
(1),(3)

        (1)  Member of Compensation and Stock Option Committee
        (2)  Member of Audit Committee.
        (3)  Member of the Investment and Finance Committee
        (4) Dominic P. Toscani, Sr. is the father of Dominic P. Toscani, Jr. and Gerard M. Toscani.

        Dominic P. Toscani, Sr. is the founder of the Company, has served as a Direct or and has been responsible for its management since its inception. Prior to the founding of the Company, Mr. Toscani was a practicing attorney.

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

        Donald Velardi became Director of Information Services in July 1994. He served as Director, Management Information Systems with Ronpak, Inc. from 1987-1994 and Manager, Information Services with Seimens Corporate Research and Support, Inc. from 1984 through 1987.

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

ITEM 11 - SUMMARY COMPENSATION

        The following table contains information regarding the individual compensation of the seven most highly compensated officers of the Company in fiscal years 1996, 1995 and 1994.

                                  Summary Compensation Table


                                           Annual Compensation
                                        --------------------------------------

            Name and              Fiscal                            Other
       Principal Position          Year    Salary     Bonus         Annual
                                                               Compensation (1)
-------------------------------------------------------------------------------

Dominic P. Toscani, Sr.             1996   $303,102   $20,000           $8,000
Chairman of the Board               1995   $285,362   $50,000           $8,000
and President                       1994   $296,400   $10,000           $8,000

Dominic P. Toscani, Jr.             1996   $198,712   $20,000           $8,000
Senior Vice President               1995   $179,092   $62,500           $8,000
and Secretary                       1994   $129,538   $30,000           $8,000

Gerard M. Toscani                   1996   $198,712   $20,000           $8,000
Senior Vice President               1995   $179,092   $62,500           $8,000
                                    1994   $136,046   $30,000           $8,000

Thomas A. Baglio                    1996   $120,641   $ 5,000           $    0
Vice President of Sales             1995   $110,962   $10,000           $    0
                                    1994   $ 89,614   $ 4,000           $    0

James Grey (2)                      1996   $ 83,923   $ 5,000           $2,000
Vice President of Operations        1995   $ 77,212   $13,000           $2,350
                                    1994   $ 65,000   $ 2,500           $3,000

John A. Whiteside (2)               1996   $ 94,415   $ 5,000           $    0
Chief Financial Officer             1995   $ 84,144   $10,000           $    0

Donald G. Velardi (2)               1996   $ 71,334   $ 5,000           $    0
Director of Information Services    1995   $ 67,192   $ 7,000           $    0

(1)  Represents the use of a company car.
(2) Compensation data for these officers is provided in only the years for which they served as officers the entire fiscal year.

     All officers serve at the discretion of the board of Directors and are appointed to their respective offices for one year term.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT


                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                            (AS NOVEMBER 15, 1996)


Title of       Name and Address of     Amount and Nature of    Percent of
Class            Beneficial Owner    Beneficial Ownership (1)   Class (1)
--------       -------------------   ------------------------  -----------

Common        Dominic P. Toscani (2)         1,085,198            29.2
Stock         and Nancy C. Toscani
              122 Kissel Road
              Burlington, NJ  08016

Common        Frank A. Mattei                1,262,185            34.0
Stock         1016 Mercer Street
              Cherry Hill, NJ  08034

Common        The Caritas Foundation (3)       359,215             9.7
Stock         700 Hobbs Road
              Wayne, PA  19087

Common        FMR Corporation                  238,500              6.4
Stock         82 Devonshire Street
              Boston, MA  02109

(1) Based on 3,632,531 shares outstanding and 316,300 options currently exercisable on November 15, 1996.

(2) Includes 955,947 shares personally held; 38,506 shares held by Paris Corporation, Profit Sharing Plan of which Mr. Toscani is the Plan Trustee; 14,745 shares held by Toscani Investment Company, a family partnership; and 72,000 options exercisable as of November 15, 1996.

(3) The Caritas Foundation, a tax exempt organization formed under Section 501(C)(3) of the Internal Revenue Code of 1954, as amended, was organized in 1984 by Dominic P. Toscani, Sr. to promote the objectives of free enterprise and to support individual freedom. At the present time Reverend Peter Toscani, O.S.A., is sole trustee of the foundation.

                       SECURITY OWNERSHIP OF MANAGEMENT
                            AS OF NOVEMBER 15, 1996


                                                Number of
Shareholder                                 Shares owned (1)    Percent (1)

Frank A. Mattei                                 1,262,185           34%
1016 Mercer Street
Cherry Hill, NJ 08034

Dominic P. Toscani, Sr. (2) (4)                 1,085,198         29.2%
and Nancy C. Toscani
122 Kissel Road
Burlington, NJ 08016

The Caritas Foundation (3)                        359,215          9.7%

FMR Corporation                                   238,500          6.4%
82 Devonshire Street
Boston, MA 02109

Dominic P. Toscani, Jr. (4)                       111,210          2.9%

Gerard M. Toscani (4)                             110,487          2.9%

Oscar Tete                                          4,102            *

Palmer E. Retzlaff                                  6,000            *

John Petrycki                                       2,000            *

All Directors (present and proposed)            3,073,397         82.7%
and officers as a group (12 persons)(4)

 * Less than 1%
(1) Based on 3,632,531 shares outstanding and 316,300 options currently exercisable on November 15, 1996.
(2) Includes 959,947 shares personally held; 38,506 shares held by Paris Corporation Profit Sharing Plan of which Mr. Toscani is the Plan Trustee; 14,745 shares held by Toscani Investment company, a family partnership; and 72,000 options exercisable as of November 15, 1996.
(3)  The Caritas Foundation, a tax exempt organization formed under Section 501
     (c) (3) of the Internal Revenue code of 1954, as amended, was organized in 1984 by Dominic P. Toscani, to promote the objectives of free enterprise and to support individual freedom. At the present time Reverend Peter Toscani, O.S.A., is sole trustee of the Foundation. The Foundations address is 700 Hobbs Road, Wayne, Pennsylvania 19087.
(4) Includes options currently exercisable individually and all officers as a group (256,000).

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

        3.1        Articles of Incorporation of the Company.
        3.2        Amendment to Articles of Incorporation, dated January 6,
                   1986.
        3.3        Amendment to Articles of incorporation, dated January 7,
                   1986.
        3.4        By-laws of Company, as amended.
        4.2(a)     Form of Warrant to Purchase Common Stock of Company.
        10.5       Companys Profit Sharing Plan, dated October 1, 1979.
        10.5(a)    Amendment to Profit Sharing Plan, dated October 2, 1985.
        10.5(b)    Amendment to Profit Sharing Plan, dated October 1, 1986.
        10.6       Company's Stock Option Plan, dated October 1, 1985.
        10.7       Line of Credit (loan agreement) of $2,000,000 from the
                   Fidelity Bank.
        10.9       Bucks County Industrial Development Authority Loan Agreement
                   for 1,500,000 dated April 10, 1985.
        10.9(a)    Letter Amendment, dated March 4, 1986 from Special Counsel to
                   Fidelity Bank.
        10.9(b)    Letter Amendment, dated March 5, 1986 from Fidelity Bank to
                   Special Counsel.
        10.10      New Jersey Economic Development Authority Note for 3,000,000
                   by Company, dated September 10, 1985.
        10.10(a)   Letter Agreement, dated March 4,1986 from Special Counsel to
                   Fidelity Bank.
        10.10(b)   Letter Amendment dated March 5, 1986 from Fidelity Bank to
                   Special Counsel.
        10.10(c)   Letter dated, March 24, 1986 from Special Counsel to Fidelity
                   Bank with respect to the New Jersey Economic Development
                   Authority Loan.
        22(a)      List of Subsidiaries.


REPORTS ON FORM 8-K

        None.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


                               PARIS CORPORATION



Date:                               By:
     ------------------                 ----------------------------------------
                                        Dominic P. Toscani, Sr.,
                                        (President, Chairman Board of Directors)


Date:                               By:
     ------------------                 ---------------------------------------
                                        John A. Whiteside
                                        (Chief Financial Officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                  SIGNATURES



---------------------------------------         --------------------------------
Dominic P. Toscani, Sr.          (Date)         Frank A. Mattei           (Date)
(President, Chairman Board of Directors)        (Director)



---------------------------------------         --------------------------------
John A. Whiteside                (Date)         Palmer E. Retzlaff        (Date)
(Chief Financial Officer)                       (Director)



---------------------------------------         --------------------------------
Dominic P. Toscani, Jr.          (Date)         Oscar Tete                (Date)
(Director)                                      (Director)



---------------------------------------         --------------------------------
Gerard M. Toscani                (Date)         John V. Petrycki          (Date)
(Director)                                      (Director)