Form 10-Q
period 1996-12-31
PARIS CORP
filed 1997-02-13
CIK 789660

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  -------------------------------------------


                      FOR QUARTER ENDED DECEMBER 31, 1996

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


5 RADNOR CORPORATE CENTER, 100 MATSONFORD ROAD, SUITE 105, RADNOR, PA 19087
---------------------------------------------------------------------------


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE 610-964-0758
                                                   ------------


  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS:



           YES       [X]                          NO   [_]


             NUMBER OF SHARES OUTSTANDING AS OF DECEMBER 31, 1996

                       COMMON STOCK           3,937,517

                               PARIS CORPORATION

                                   CONTENTS




PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements (Unaudited):                      PAGE

                  Consolidated Balance Sheets - December 31, 1996
                  and September 30, 1996 (audited)                         3

                  Consolidated Statements of Income
                  Three months ended, December 31, 1996 and 1995           4

                  Consolidated Statements of Cash Flows -
                  Three months ended, December 31, 1996 and 1995           5

                  Notes to Consolidated Condensed
                  Financial Statements                                     6

         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            7 - 8


PART II. OTHER INFORMATION (Items 1, 2, 3, & 5 - not applicable)

         ITEM 4.  Submission of Matters to a Vote of Security Holders      9

         ITEM 6.  Exhibits and Reports on Form 8-K                         9

                  Signatures of Registrant                                 10

                               PARIS CORPORATION
                          CONSOLIDATED BALANCE SHEET


(in thousands)

ASSETS
                                                   12-31-96     9-30-96
                                                  (Unaudited)  (Audited)
                                                  ----------   --------
Current assets:
   Cash and cash equivalents                      $   1,436    $    916
   Marketable securities                              4,431       4,778
   Accounts receivable                                7,248       6,696
   Inventories                                        5,371       6,686
   Recoverable income taxes                           2,069       1,866
   Prepaid expenses                                     298         315
   Deferred income taxes                              1,223       1,223
                                                  ---------    --------

      Total current assets                           22,076      22,480

Property, plant and equipment, net                    5,882       6,107
Other assets                                            245         154
                                                  ---------    --------

      Total Assets                                $  28,203    $ 28,741
                                                  =========    ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Note payable, bank                                 3,926       3,926
   Accounts payable and accrued expenses              5,888       6,194
   Accrued payroll and related expenses                 512         312
                                                    -------     -------

      Total current liabilities                      10,326      10,432

Deferred income taxes                                 1,125       1,125
                                                    -------     -------

      Total Liabilities                              11,451      11,557
                                                    -------     -------

Commitments:
Shareholders' equity:
   Common stock                                          16          16
   Additional paid in capital                         8,588       8,588
   Retained earnings                                  9,879      10,282
   Unrealized gain on marketable securities              24          24
   Treasury stock                                    (1,755)     (1,726)
                                                    -------     -------

      Total Shareholders' Equity                     16,752      17,184
                                                    -------     -------

      Total Liabilities and Shareholders' Equity    $28,203     $28,741
                                                    =======     =======

                            See accompanying notes.

                      PARIS CORPORATION
                CONSOLIDATED STATEMENT OF LOSS
                         Unaudited

(in thousands, except per share data)


                                   THREE MONTHS    THREE MONTHS
                                       ENDED          ENDED
                                     12-31-96        12-31-95
                                   -------------   ------------
Net sales                          $     14,928    $    16,603

Cost of products sold                    13,902         15,767
                                   -------------   ------------

Gross profit                              1,026            836
                                   -------------   ------------

Selling expenses                            680            619
General and administrative expenses         884            660
Interest expense                             81            140
Other income, net                            (9)          (196)
                                   -------------   ------------

Loss before taxes                          (610)          (387)
Income tax benefit                         (207)          (132)
                                   -------------   ------------

Net loss /(1)/                     $       (403)   $      (255)
                                   =============   ============

Weighted average common and
equivalent shares outstanding         3,636,459      3,824,132

Earnings per share                 $      (0.11)   $     (0.07)
                                   =============   ============


                            See accompanying notes.

                               PARIS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                   Unaudited


(in thousands)                                       THREE MONTHS  THREE MONTHS
                                                        ENDED          ENDED
                                                       12-31-96       12-31-95
                                                      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $    (403)     $    (255)
                                                      ---------      ---------
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation                                            276            277
    Gain on sale of marketable securities                   (25)          (111)
    Provision for losses on accounts receivable              60           (140)
    Provision for equity in loss on investment
     in joint venture                                         0             98
    Deferred income tax expense                               0            382

  (Increase) decrease in:
    Accounts receivable                                    (612)        (1,157)
    Inventories                                           1,315          7,318
    Prepaid expenses                                         16           (165)
    Other assets                                            (90)           (49)

  Increase (decrease) in:
    Accounts payable and accrued expenses                  (304)        (7,251)
    Accrued payroll and related expenses                    200           (200)
    Income taxes payable, current                          (204)          (775)
                                                      ---------      ---------

     Total adjustments                                      632         (1,773)
                                                      ---------      ---------

  Net cash provided by (used in) operating
   activities                                               229         (2,028)
                                                      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in joint venture                                 0           (390)
  Proceeds from sale of marketable securities               904             79
  Purchase of marketable securities                        (266)          (886)
  Purchase of property, plant and equipment                 (51)           (66)
                                                      ---------      ---------

   Net cash provided by (used in) investing
    activities                                              587         (1,263)
                                                      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                0            (37)
  Purchase of treasury stock                                (30)            (9)
  Proceeds of working capital line of credit                  0            400
                                                      ---------      ---------

    Net cash provided by (used in) financing
     activities                                             (30)           354

Net increase (decrease) in cash and cash
 equivalents                                                786         (2,937)
Cash and cash equivalents at beginning of period            650          5,227
                                                      ---------      ---------

Cash and cash equivalents at end of period            $   1,436      $   2,290
                                                      =========      =========

Supplemental disclosures of cash flow
 information:
  Cash paid for interest expense                      $      81      $     140
  Cash paid for income taxes                          $       0      $    (236)

                            See accompanying notes.

                               PARIS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying consolidated financial statements for the three month periods ended December 31, 1996 and December 31, 1995 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which the Company believes necessary for a fair presentation of the financial position and operating results for the interim periods. The Summary of Accounting Policies and Notes to the Consolidated Financial Statements included in the September 30, 1996 Form 10-K should be read in conjunction with the accompanying statements. The interim operating results are not necessarily indicative of the results for a full year.

2. Net income for the quarter ended December 31, 1995, previously reported as $405 is restated to a net loss of ($255) and earnings per share were restated from $.11 to ($.07) due to the correction of an error.

3. The Company has agreements with certain customers and vendors which include potential rebates, commissions and other liabilities upon the fulfillment of certain terms and conditions. Management had estimated and recorded contingent liabilities of approximately $690,000 at September 30, 1996 related to these agreements and other potential liabilities. During the three months ended December 31, 1996 management reduced the liability to $473,000 reflecting reduced obligations.

                               PARIS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
                             ---------------------
                               DECEMBER 31, 1996
                               -----------------

--------------------------------------------------------------------------------
                                                Three Months
------------------------------------------------------------------------------
                                                           $          %
                                  1996        1995        Change        Change
------------------------------------------------------------------------------
Net Sales                      $14,928      $16,603      $(1,675)          -10%
------------------------------------------------------------------------------
Cost of sales                   13,902       15,767       (1,865)          -12%
------------------------------------------------------------------------------
Gross profit                     1,026          836          190            23%
------------------------------------------------------------------------------
Selling                            680          619           61            10%
------------------------------------------------------------------------------
General and administrative         884          660          224            34%
 expenses
------------------------------------------------------------------------------
Interest expense                    81          140          (59)          -42%
------------------------------------------------------------------------------
Other (income) expense              (9)        (196)         187           -95%
------------------------------------------------------------------------------
Pretax loss                       (610)        (387)        (223)           58%
------------------------------------------------------------------------------
Income tax benefit                (207)        (132)         (75)           57%
------------------------------------------------------------------------------
Net loss                       $  (403)     $  (255)     $  (148)           58%
------------------------------------------------------------------------------

Gross Profit
------------

Gross profit for the three months ended December 31, 1996 of $1026M increased $190M or 23% as compared to the same quarter in the prior year. Sales of $14928M decreased $1675M or 10% and cost of sales of $13902M decreased $1865M or 12%.

Sales Factors
-------------

Sales of stock continuous forms of $9581M decreased $2898M or 23% due to a decline in average selling prices of 32%, partially offset by an increase in unit volume of 6%. Competitive pressure on stock form prices to gain market share as well as high inventory levels in the distribution channel continued to negatively effect selling prices in the fiscal first quarter.

Commodity cut sheet sales of $1025M decreased $496M or 33% due to decline in average selling prices of 46%, offset by an increase in unit volume of 6%. Weakness in cut sheet pricing is reflective of new productive capacity in the industry as well as high inventory levels in the distribution channel.

New product sales of $3360M were $2236M higher than last year due to strong demand for the Company's scanner products and inkjet/laser paper offerings.

Custom forms sales of $1711M decreased $214M or 11% due to the Company's focus on higher margin business resulting in a 19% increase in margin despite lower sales volume.

Sales discounts, rebates, and allowances of $184M increased $111M due to greater proportion of the Company's sales directed to the retail channel as well as a temporary rebate program with a major stock forms customer.

Cost factors
------------

Product costs for the Company's commodity offerings, viz. stock forms and cut sheets, decreased 33% compared to a sales decline of 24% due to paper purchases from mill suppliers at lower than market price.

The cost of the value-added cut sheet line of products and hardware products were consistent with the prior year.

Operating Expenses
------------------

Sales and marketing expenses increased $61M or 10% principally due to advertising and direct mail costs associated with the launch of a new software product. General and administrative expenses increased $224M or 34% for the quarter ending December 31, 1996, primarily due to an increase in the allowance for doubtful accounts of $200M due to greater credit exposure in the retail channel and, in particular, bankruptcy filings by two customers.

Interest Expense
----------------

Interest expense decreased $59M or 42%. Working capital interest expense of $81M decreased $32M as a result of decreased borrowings on the line of credit. During the quarter ended December 31, 1995, the company incurred $27M of interest expense related to mortgage debt. The loan was subsequently repaid during the second quarter of fiscal 1996.

Other (Income) Expenses
-----------------------

Other income decreased $187M principally due to lower returns on the Company's investments.

                        LIQUIDITY AND CAPITAL RESOURCES:
                        --------------------------------

Working capital decreased $298M from $12048 to $11750M and cash and cash equivalents increased $520M during the three months ended December 31, 1996. Inventories were lowered $1315M from $6686M to $5371M during the three months ended December 31, 1996 primarily due to the reduction in scanner products inventory resulting from the increased sales volume during the quarter. The increased sales volume of the scanner products increased trade receivables $552M during the quarter due to the longer payment cycles in the retail market channel. Trade payables were reduced $306M from $6194M to $5888.

The Company had a line of credit available through a commercial bank at prime rate less one half percent (8% at December 31, 1996). The outstanding balance on the line of credit at December 31, 1996 was $3926M. The line of credit expired on December 31, 1996 and was extended until March 31, 1997. The Company is currently negotiating alternate financing and anticipates reaching an agreement in February 1997.

No significant investments in property, plant or equipment was made in the first fiscal quarter.

                                  INVESTMENTS
                                  -----------

In October 1995 the Company invested an additional $390M in Signature Corporation, a joint venture corporation that markets office products through the supermarket and drugstore retail chains. The Company accounts for its investment through the equity method. The Company's original investment of $333M for 33% of the common stock of the joint venture in December, 1992, has been completely eliminated by the recognition of the Company's shares in the operating losses of Signature of $129M and $204M in fiscal 1995 and 1994, respectively. With the additional capital investment, the Company has increased its ownership to 44% of the common stock of Signature. During fiscal 1996, the Company recognized operating losses of the joint venture in the amount of $303.

                               PARIS CORPORATION

                                    PART II
                               OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Effective January, 1996, by stockholder approval at the Annual Meeting, the Company changed its name from Paris Business Forms, Inc. to Paris Corporation. The name change reflects the Company's commitment to diversifying from its principal business of stock and custom business forms to new channels with a broader base of products including computer products, office products, software and value added cut sheet paper products.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   Exhibits

               Computation of Primary Earnings Per Share

               Average Number of Common Shares
               Outstanding During the Period            3,636,459
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



DATE:   January 31, 1997