Form 10-Q
period 1997-03-31
PARIS CORP
filed 1997-05-14
CIK 789660

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  -------------------------------------------


                       FOR QUARTER ENDED, MARCH 31, 1997

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


               NUMBER OF SHARES OUTSTANDING AS OF MARCH 31, 1997

                           COMMON STOCK    3,937,517

                               PARIS CORPORATION

                                   CONTENTS


PART I.  FINANCIAL INFORMATION

         ITEM 1. Financial Statements (Unaudited):                          PAGE
                 Consolidated Balance Sheets - March 31, 1997
                 and September 30, 1996 (audited)..............................3

                 Consolidated Statements of Income
                 Three months ended, March 31, 1997 and 1996
                 Six months ended, March 31, 1997 and 1996.....................4

                 Consolidated Statements of Cash Flows -
                 Six months ended, March 31, 1997 and 1996.....................5

                 Notes to Consolidated Condensed
                 Financial Statements..........................................6

         ITEM 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations....................................................7 - 9


PART II. OTHER INFORMATION (Items 1 through 5 - not applicable)

         ITEM 6. Exhibits and Reports on Form 8-K..............................9

                 Signatures of Registrant......................................10

                               PARIS CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                   Unaudited
(in thousands)

ASSETS
                                                       3-31-97      9-30-96
                                                                   (Audited)
                                                       -------     ---------
Current assets:
     Cash and cash equivalents                         $ 2,358      $    650
     Marketable securities                               3,598         5,036
     Accounts receivable                                 6,277         6,696
     Inventories                                         5,399         6,686
     Recoverable income taxes                              820         1,871
     Prepaid expenses                                      356           314
     Deferred income taxes                               1,233         1,223
                                                      --------      --------

        Total current assets                            20,031        22,476

Property, plant and equipment, net                       5,621         6,107
Other assets                                               174           154
                                                      --------      --------

        Total Assets                                  $ 25,826      $ 28,737
                                                      ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Note payable, bank                               $  3,927      $  3,927
     Accounts payable and accrued expenses               4,311         6,200
     Accrued payroll and related expenses                  303           309
                                                      --------      --------

        Total current liabilities                        8,541        10,436

Deferred income taxes                                    1,125         1,125
                                                      --------      --------

        Total liabilities                                9,666        11,561
                                                      --------      --------

Commitments:
Shareholders' equity:
     Common stock                                           16            16
     Additional paid in capital                          8,588         8,588
     Retained earnings                                   9,287        10,282
     Unrealized gain on marketable securities               24            16
     Treasury stock                                     (1,755)       (1,726)
                                                      --------      --------

        Total shareholders' equity                      16,160        17,176
                                                      --------      --------

        Total Liabilities and Shareholders' Equity    $ 25,826      $ 28,737
                                                      ========      ========

                               PARIS CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                   Unaudited

(in thousands, except per share data)
                                           THREE          THREE          SIX            SIX
                                           MONTHS         MONTHS        MONTHS         MONTHS
                                           ENDED          ENDED         ENDED          ENDED
                                          3-31-97        3-31-96       3-31-97        3-31-96
                                        ---------      ---------     ---------      ---------
Net Sales                                 $12,796        $13,500       $27,723        $30,103

Cost of products sold                      12,437         13,634        26,338         29,401
                                        ---------      ---------     ---------      ---------

Gross profit                                  359           (134)        1,385            702
                                        ---------      ---------     ---------      ---------

Selling expenses                              522            885         1,202          1,504
General and administrative expenses           788            953         1,672          1,613
Interest expense                               79             94           160            234
Other (income) expense                       (133)            43          (141)          (153)
                                        ---------      ---------     ---------      ---------

Loss before taxes                            (897)        (2,109)       (1,508)        (2,496)
Income tax benefit                           (305)          (717)         (513)          (849)
                                        ---------      ---------     ---------      ---------
Net Loss                                $    (592)     $  (1,392)    $    (995)     $  (1,647)
                                        =========      =========     =========      =========

Weighted average common and             3,650,500      3,787,237     3,650,500      3,787,237
equivalent shares outstanding

Loss per share                          $   (0.16)     $   (0.37)     $   (0.27)     $   (0.43)
                                        =========      =========      =========      =========

                               PARIS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                   Unaudited

(in thousands)                                                       SIX MONTHS         SIX MONTHS
                                                                        ENDED              ENDED
                                                                       3-31-97            3-31-96
                                                                   --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $    (996)          $  (1,647)
                                                                    ----------          ----------

  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation                                                          560                 553
    (Gain) loss on sale of property, plant and equipment                  (45)                (10)
    (Gain) loss on sale of marketable securities                         (164)               (199)
    Decrease (increase) in deferred income taxes                            0                 382
    Provision for losses on accounts receivable                           120                 (80)
    Provision for equity in loss on investment in joint venture             0                 195
    Provision for inventory devaluation                                     0               1,000

  (Increase) decrease in:
    Accounts receivable                                                   299                 293
    Inventories                                                         1,287               7,441
    Recoverable income taxes                                            1,139              (2,342)
    Prepaid expenses                                                      (42)                (73)
    Other assets                                                           24                 (75)

  Increase (decrease) in:
    Accounts payable and accrued expenses                              (2,019)             (5,021)
    Accrued payroll and related expenses                                   (6)               (279)
                                                                    ----------          ----------

     Total adjustments                                                  1,153                1,125
                                                                    ----------          ----------

  Net cash provided by (used in) operating activities                     157                  138
                                                                    ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in joint venture                                               0                 (390)
  Proceeds from sale of marketable securities                           1,876                  521

  Purchase of marketable securities                                      (266)              (1,442)
  Purchase of equipment                                                   (74)                (208)
  Proceeds from sale of equipment                                          45                    0
                                                                    ----------          ----------

   Net cash provided by (used in) investing activities                  1,581               (1,519)
                                                                    ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                              0               (1,650)
  Issuance of treasury stock                                              (30)                  67
  Repayments of working capital line of credit                              0               (1,800)
                                                                    ----------          ----------

    Net cash provided by (used in) financing activities                   (30)              (3,383)

Net increase (decrease) in cash and cash equivalents                    1,708               (4,764)
Cash and cash equivalents at beginning of period                          650                5,227
                                                                    ----------          ----------

Cash and cash equivalents at end of period                          $   2,358           $      463
                                                                    ==========          ==========

Supplemental disclosures of cash flow information:
  Cash paid for interest expense                                          160                  234
  Cash paid for income taxes                                        $       0           $    1,086

                               PARIS CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


ACCOUNTING POLICIES:

1. The accompanying unaudited interim consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Summary of Accounting Policies and Notes to Consolidated Financial Statements included in the September 30, 1996 Form 10-K should be read in conjunction with the accompanying statements. These statements include all adjustments (consisting only of normal recurring accruals) which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

2. Net loss for the six months ended March 31, 1996, previously reported at ($987M), is restated to a net loss of ($1647M) and loss per share was restated from ($0.26) to ($0.43) due to a correction of an error in the first quarter of fiscal year 1996.

3. The Company has agreements with certain customers and vendors which include potential rebates, commissions, and other liabilities upon the fulfillment of certain terms and conditions. Management had estimated and recorded contingent liabilities of approximately $690,000 as of September 30, 1996 related to these agreements and other potential liabilities. During the six months ended March 31, 1997, management reduced the liability to $174,000, reflecting lower obligations.

4. As of March 25, 1997, the Company established a new $7,500,000 revolving credit facility with a new bank in order to refinance the previous line of credit balance in the amount of $3,927,000 and to provide additional working capital. The borrowing base under the new credit facility is limited to 80% of eligible trade receivables and 40% of eligible inventories. Borrowings on inventory are capped at $1,500,000. All trade receivables, inventories and equipment are collateral on the note. Maturity is December 31, 1998. Interest rate is 1/2% over prime on receivables borrowings, and 1% over prime on inventory borrowings. As of March 31, 1997, the loan balance with the new bank was $3,927,000; availability on the new credit facility was approximately $5,000,000.

5. In February, 1997, the FASB issued Statement No. 128, "Earnings per Share", which requires the presentation of basic and fully diluted earnings per share. The Company will adopt Statement No. 128 in the fourth quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of the adoption will require the presentation of fully diluted earnings per share due to the anti-dilutive effect.

                               PARIS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS
                             ---------------------
                                MARCH 31, 1997
                                --------------

-------------------------------------------------------------------------------------------------------------------------
                                                    Three Months                                 Six Months
-------------------------------------------------------------------------------------------------------------------------
                                                              $          %                                $          %
                                       1997       1996      Change     Change      1997       1996      Change     Change
-------------------------------------------------------------------------------------------------------------------------
Net Sales                            $12,796    $13,500     ($704)       -5%     $27,723    $30,103    ($2,380)      -8%
-------------------------------------------------------------------------------------------------------------------------
Cost of sales                         12,437     13,634    (1,197)       -9%      26,338     29,401     (3,063)     -10%
-------------------------------------------------------------------------------------------------------------------------
Gross profit                             359      (134)        493     -368%       1,385        702         683      97%
-------------------------------------------------------------------------------------------------------------------------
Selling                                  522        885      (363)      -41%       1,202      1,504       (302)     -20%
-------------------------------------------------------------------------------------------------------------------------
General and administrative expenses      788        953      (165)      -17%       1,672      1,613          59       4%
-------------------------------------------------------------------------------------------------------------------------
Interest expense                          79         94       (15)      -16%         160        234        (74)     -32%
-------------------------------------------------------------------------------------------------------------------------
Other (income) expense                 (133)         43      (176)     -409%       (141)      (153)          12      -8%
-------------------------------------------------------------------------------------------------------------------------
Pretax loss                            (897)    (2,109)      1,212      -57%     (1,508)    (2,496)         988    -----
-------------------------------------------------------------------------------------------------------------------------
Income taxes                           (305)      (717)        412      -57%       (513)      (849)         336    -----
-------------------------------------------------------------------------------------------------------------------------
Net loss                             ($ 592)   ($1,392)       $800      -57%  ($    995)   ($1,647)        $652    -----
-------------------------------------------------------------------------------------------------------------------------

Gross Profit
------------

Three Months Comparison

Gross profit for the three months ended March 31, 1997 of $359M increased $493M as compared to the same quarter in the prior year. Sales of $12796M decreased $704M or 5% and cost of sales of $12437M decreased $1197M or 9%.

Sales factors
-------------
Sales of stock continuous forms of $8892M decreased $433M or 5% due to a 22% decline in average selling prices partially offset by unit volume improvement of 21%.

Commodity cut sheet sales of $1224M decreased $442M or 27% due to non-competitive pricing arrangements with the company's paper mill suppliers.

New product offerings resulted in sales of $1961M representing an increase of $588M or 43%, particularly in the scanner product line.

Custom forms sales of $1529M decreased $416M or 27% due to the weakness in paper prices.

Cost factors
------------
The cost of stock continuous forms sales of $7698M decreased $886M or 10% compared to the same period last year, disproportionate to the sales decline of 5%. Excess inventory levels of raw paper at the end of the first quarter last year immediately preceding a significant drop in pricing in the second quarter last year resulted in smaller margins as the high priced inventories were sold at falling selling prices. Unit costs in the current quarter were favorably impacted by plant efficiencies and cost reduction efforts.

The cost of sales of commodity cut sheets, custom forms, and new product offerings of $3691M were $311M lower, proportionate to the decrease in product sales.

Six Months Comparison

Gross profit for the six months ended March 31, 1997 of $1385M represented a decline of $317M or 19% as compared to the same period in the prior year. Sales of $27723M decreased $2380M or 8% and cost of sales of $26338M decreased $2063M or 7%.

Sales factors
-------------
Sales of stock continuous forms of $18240M decreased $3357M or 16% despite an increase in unit volume of 13% due to lower average selling prices of 26%. Paper prices remained depressed industry-wide due to flat demand, high inventories and over capacity.

Commodity cut sheet sales of $2262M decreased $925M or 29% and custom forms sales decreased $631M or 16% due to lower pricing levels.

New product sales, especially scanner products, of $5320M were $3046M higher than the previous year.

Sales returns, rebates and allowances were $509M higher than last year due to the higher concentration of sales in the retail channel.

Cost factors
------------
The cost of stock continuous forms sales of $15679M decreased $4057M or 21% disproportionate to the sales decline of 16% due to the same factors noted above for the second quarter.

The cost of sales of commodity cut sheets, custom forms, and new product offerings as a group of $9000M were $1148M higher, proportionate to the increase in product sales.

Greater labor efficiencies and capacity utilization yielded a $500M decrease in manufacturing variances to standard.

Freight and distribution costs were $346M higher than the same period last year principally due to the increased sales volume in the retail channel.

Operating Expenses
------------------

Three Months Comparison

Sales and marketing expenses decreased $363M or 42% due to the decision to significantly reduce the costs associated with new product development and sales. Personnel reductions, curtailment of catalog insertion fees, and cutbacks in show expenses, direct mail, and advertising accounted for the savings in sales and marketing.

General and administrative expenses decreased by $165M or 17% principally due to personnel reductions and an accrual last year of $75M for a federal tax audit.

Six Months Comparison

Sales and marketing expenses declined $302M or 20% for the six month period for the same reasons stated in the three month comparison.

General and administrative expenses increased $59M or 4% due to higher bad debt reserves provided due to the higher proportion of receivables in the retail channel.

                       LIQUIDITY AND CAPITAL RESOURCES:
                       --------------------------------

Working capital decreased $550M from $12.04 million to $11.49 million and cash and cash equivalents increased $1.71 million during the six months ended March 31, 1997. Inventories were lowered $1.29 million from $6.7 million to $5.4 million during the six months ended March 31, 1997. Trade payables were reduced $1.89 million from $6.2 million to $4.3 million. Trade receivables decreased slightly from $6.6 million to $6.3 million for the six month period.

The Company has a new $7.5 million line of credit, based on trade receivables and inventory, available through a commercial bank at prime plus one-half percent effective April 1997 (Prime 8 1/2%). The current loan balance is approximately $4 million with additional availability of approximately
$1 million.


                                  INVESTMENTS
                                  -----------

In October 1995 the Company invested an additional $390,000 in Signature Corporation, a joint venture corporation that markets office products through the supermarket and drugstore retail chains. The Company's original investment of $333,334 for 33% of the common stock of the joint venture in December, 1992 has been written off completely by the recognition of the Company's equity in the operating losses of Signature of $129,334 and $204,000 in fiscal 1995 and 1994, respectively. With the additional capital investment, the Company has increased its ownership to 44% of the common stock of Signature. During the six months ended March 31, 1996, the Company wrote off $195,000 of the $390,000 investment due to the continuing operating losses of the joint venture. Due to profitable operations of Signature during the six months ended March 31, 1997, there has been no additional writedown of the investment.



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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   Exhibits

               Computation of Primary Earnings Per Share

               Average Number of Common Shares
               Outstanding During the Period                 3,650,000
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


                                                 PARIS CORPORATION



                                                 /s/ Dominic P. Toscani, Sr.
                                                 ---------------------------
                                                 Dominic P. Toscani, Sr.
                                                 President and Chairman of
                                                 the Board of Directors




                                                 /s/ John A. Whiteside
                                                 ----------------------------
                                                 John A. Whiteside
                                                 Chief Financial Officer


DATE:   May 9, 1997