Form 10-Q
period 1997-06-30
PARIS CORP
filed 1997-08-12
CIK 789660

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  -------------------------------------------

                        FOR QUARTER ENDED JUNE 30, 1997

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


               NUMBER OF SHARES OUTSTANDING AS OF JUNE 30, 1997

                       COMMON STOCK           3,937,517

                               PARIS CORPORATION

                                   CONTENTS


PART I.  FINANCIAL INFORMATION
         ITEM 1.  Financial Statements (Unaudited):                         PAGE

                  Consolidated Balance Sheets - June 30, 1997
                  and September 30, 1996......................................3

                  Consolidated Statements of Income
                  Three months ended June 30, 1997 and 1996
                  Nine months ended June 30, 1997 and 1996....................4

                  Consolidated Statements of Cash Flows -
                  Nine months ended June 30, 1997 and 1996....................5

                  Notes to Consolidated Condensed
                  Financial Statements........................................6

         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............7-10


PART II. OTHER INFORMATION (Items 1, 2, 3, & 5 - not applicable)

         ITEM 4.  Submission of Matters to a Vote of Security Holders.........10

         ITEM 6.  Exhibits and Reports on Form 8-K............................10

                  Signatures of Registrant....................................11

                               PARIS CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                   Unaudited
(in thousands)


ASSETS
                                                      9/30/96
                                           6/30/97   (Audited)
                                          --------   --------
Current assets:
   Cash and cash equivalents               $ 1,753    $   650
   Marketable securities                     3,610      5,036
   Accounts receivable                       6,023      6,696
   Inventories                               5,679      6,686
   Recoverable income taxes                    873      1,871
   Prepaid expenses                            314        314
   Deferred income taxes                     1,223      1,223
                                          --------   --------

      Total current assets                  19,475     22,476

Property, plant and equipment, net           5,352      6,107
Other assets                                   201        154
                                          --------   --------

      Total Assets                         $25,028    $28,737
                                          ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Note payable, bank                      $ 3,033    $ 3,927
   Accounts payable and accrued expenses     5,391      6,200
   Accrued payroll and related expenses        349        309
                                          --------   --------

      Total current liabilities              8,773     10,436

Deferred income taxes                          713      1,125
                                          --------   --------

      Total Liabilities                      9,486     11,561
                                          --------   --------

Commitments:
Shareholders' equity:
   Common stock                                 16         16
   Additional paid in capital                8,588      8,588
   Retained earnings                         8,669     10,282
   Unrealized gain on marketable
    securities                                  24         16
   Treasury stock                           (1,755)    (1,726)
                                          --------   --------

      Total Shareholders' Equity            15,542     17,176
                                          --------   --------

      Total Liabilities and
       Shareholders' Equity                $25,028    $28,737
                                          ========   ========

                               PARIS CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                   Unaudited

(in thousands, except per share data)


                                            Three        Three        Nine         Nine
                                           Months       Months       Months       Months
                                            Ended        Ended        Ended        Ended
                                           6/30/97      6/30/96      6/30/97      6/30/96
                                         ----------   ----------   ----------   ----------
Net Sales                                $   12,468   $   14,218   $   40,192   $   44,321

Cost of products sold                        12,006       14,254       38,345       42,655
                                         ----------   ----------   ----------   ----------

Gross profit                                    462          (36)       1,847        1,666
                                         ----------   ----------   ----------   ----------

Selling expenses                                469          844        1,671        2,347
General and administrative expenses             826          879        2,498        2,492
Interest expense                                 70           52          230          286
Other (income) expense                           17           61         (124)         (91)
                                         ----------   ----------   ----------   ----------

Income (loss) before taxes                     (920)      (1,872)      (2,428)      (3,368)
Provision (benefit) for income taxes           (302)        (636)        (815)      (1,145)
                                         ----------   ----------   ----------   ----------

Net Income (loss)                        $     (618)  $   (1,236)  $   (1,613)  $   (2,223)
                                         ==========   ==========   ==========   ==========

Weighted average common and               3,650,000    3,690,531    3,650,000    3,690,531
equivalent shares outstanding

Earnings per share                       $    (0.17)  $    (0.33)  $    (0.44)  $    (0.60)
                                         ==========   ==========   ==========   ==========

                               PARIS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                   Unaudited

(in thousands)


                                            Nine      Nine
                                            Months    Months
                                            Ended     Ended
CASH FLOWS FROM OPERATING ACTIVITIES:       6-30-97   6-30-96
                                        ---------------------

  Net income (loss)                        $(1,613)  $ (2,223)
                                        ----------   --------

  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation                               832        835
    (Gain) loss on sale of property,
     plant and equipment                       (71)       (36)
    (Gain) on sale of marketable
     securities                                (41)      (251)
    Decrease (increase) in deferred
     income taxes                             (412)       382
    Provision for losses on accounts
     receivable                                180        (20)
    Provision for equity in loss on
     investment in joint venture               ---        304

  (Increase) decrease in:
    Accounts receivable                        494        623
    Inventories                              1,007      9,427
    Recoverable income taxes                   992     (1,563)
    Prepaid expenses                             1        (32)
    Other assets                                91        (54)

  Increase (decrease) in:
    Accounts payable and accrued
     expenses                                 (939)    (4,844)
    Accrued payroll and related expenses        37        (89)
    Income taxes payable, current              ---     (1,105)
                                        ----------   --------

      Total adjustments                      2,171      3,577
                                        ----------   --------

  Net cash provided by operating
   activities                                  558      1,354
                                        ----------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in joint venture                            (390)
  Proceeds from sale of marketable
   securities                                2,057        784
  Purchase of marketable securities           (582)    (1,583)
  Proceeds from sale of property,
   plant, and equipment                         85         16
  Purchase of property, plant and
   equipment                                   (91)      (435)
                                        ----------   --------

  Net cash provided by (used in)
   investing activities                      1,469     (1,608)
                                        ----------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                 ---     (1,650)
  Purchase of treasury stock                   (30)      (235)
  Repayments of working capital line of
   credit                                     (894)    (2,000)
                                        ----------   --------

   Net cash used in financing activities      (924)    (3,885)

Net increase (decrease) in cash and
 cash equivalents                            1,103     (4,139)
Cash and cash equivalents at beginning
 of period                                     650      5,227
                                        ----------   --------

Cash and cash equivalents at end of
 period                                    $ 1,753   $  1,088
                                        ==========   ========

Supplemental disclosures of cash flow
 information:
  Cash paid for interest expense           $   230   $    286
  Cash paid for income taxes               $    16   $  1,086

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

2. The Company has agreements with certain customers and vendors which include potential rebates, commissions, and other liabilities upon the fulfillment of certain terms and conditions. Management had estimated and recorded contingent liabilities of approximately $690,000 as of September 30, 1996 related to these agreements and other potential liabilities. During the nine months ended June 30, 1997, management reduced the liability to $400,000, reflecting lower obligations.

3. As of March 25, 1997, the Company established a new $7,500,000 revolving credit facility with a new bank in order to refinance the previous line of credit balance in the amount of $3,927,000 and to provide additional working capital. The borrowing base under the new credit facility is limited to 80% of eligible trade receivables and 50% of eligible inventories. Borrowings on inventory are capped at $1,500,000. All trade receivables, inventories and equipment are collateral on the note. Maturity is December 31, 1998. Interest rate is 1/2% over prime on receivables borrowings, and 1% over prime on inventory borrowings. As of June 30, 1997, the loan balance with the new bank was $3,033,000; availability on the new credit facility was $2,907,000.

4. In February, 1997, the FASB issued Statement No. 128, "Earnings per Share", which requires the presentation of basic and fully diluted earnings per share. The Company will adopt Statement No. 128 in the fourth quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of the adoption will require the presentation of fully diluted earnings per share due to the anti-dilutive effect.

                               PARIS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS
                             ---------------------
                                 JUNE 30, 1997
                                 -------------


-----------------------------------------------------------------------------------------------------------------------------
                                                     Three Months                                 Nine Months
-----------------------------------------------------------------------------------------------------------------------------
                                                                $           %                                $           %
                                         1997      1996      Change      Change      1997       1996      Change      Change
-----------------------------------------------------------------------------------------------------------------------------
Net Sales                              $12,468    $14,218    ($1,750)       (12%)   $40,192    $44,321    ($4,129)       (9%)
-----------------------------------------------------------------------------------------------------------------------------
Cost of sales                           12,006     14,254     (2,248)       (16%)    38,345     42,655     (4,310)      (10%)
-----------------------------------------------------------------------------------------------------------------------------
Gross profit                               462        (36)       498        138%      1,847      1,666        181        11%
-----------------------------------------------------------------------------------------------------------------------------
Sales and marketing expenses               469        844       (375)       (44%)     1,671      2,347       (676)      (29%)
-----------------------------------------------------------------------------------------------------------------------------
General and administrative expenses        826        879        (53)        (6%)     2,498      2,492         (6)       (0%)
-----------------------------------------------------------------------------------------------------------------------------
Interest expense                            70         52         18         35%        230        286        (56)      (20%)
-----------------------------------------------------------------------------------------------------------------------------
Other (income) expense                      17         61        (44)       (72%)      (124)       (91)       (33)      (36%)
-----------------------------------------------------------------------------------------------------------------------------
Pretax loss                               (920)    (1,872)       952         51%     (2,428)    (3,368)       940        28%
-----------------------------------------------------------------------------------------------------------------------------
Income taxes                              (302)      (636)       334         53%       (815)    (1,145)       330        29%
-----------------------------------------------------------------------------------------------------------------------------
Net loss                                 ($618)   ($1,236)      $618         50%    ($1,613)   ($2,223)      $610        27%
-----------------------------------------------------------------------------------------------------------------------------

     Gross Profit
     ------------

     Three Months Comparison

     Gross profit for the three months ended June 30, 1997 of $462M increased $498M or 138% as compared to the same quarter in the prior year. Sales of $12468M decreased $1750M or 12% and cost of sales of $12006M decreased $2248M or 16%.

     Sales factors
     -------------

     Sales of stock continuous forms of $9189M decreased $217M or 2% due to a decline in average selling prices of 6%, partially offset by an increase in unit volume of 3%. The weakness in paper products pricing was industry-wide, resulting principally from excessive user inventory levels and excess manufacturing capacity. Despite lower demand, the Company maintained unit volume levels by aggressively meeting competition pricing.

     Commodity cut sheet sales of $1178M decreased $1227M or 50% due to unfavorable pricing arrangements with the Company's paper mill suppliers resulting in uncompetitive product pricing.

     Value added cut sheet sales of $775M representing an increase of $65M or 9%, were strong due to the continued growth of the installed base of inkjet and laser printers.

     Custom forms sales of $1468M decreased $451M or 24% due to the decline in demand for multi-part forms.

Cost factors
------------

The cost of stock continuous forms sales of $7591M decreased $1063M or 12% disproportionate to the sales decline of 2% due to improved price management, continuing cost reduction programs, and more efficient manufacturing.

The cost of sales of commodity cut sheets of $1121M decreased $1290M or 53% proportionate to the decrease in sales.

The cost of sales of value added cut sheets of $600M increased $118M or 24% disproportionate to the increase in sales due to competitive price pressures.

The cost of sales of custom forms of $1183M was lower than the comparable period last year by $142M due to the lower sales volume and lower sell prices.

Freight and distribution costs of $792M were $90M higher principally due to expansion of the Company's market area to the west coast.

Nine Months Comparison

Gross profit for the nine months ended June 30, 1997 of $1847M represented an increase of $181M or 11% as compared to the same period in the prior year. Sales of $40192M decreased $4129M or 9% and cost of sales of $38345M decreased $4310M or 10%.

Sales factors
-------------

Sales of stock continuous forms of $27428M decreased $3872M or 12% due to a decline in prices of 19% partially offset by volume gains of 10%.

Commodity cut sheet sales of $3441M decreased $2151M or 39% due to non-competitive mill pricing.

Value added cut sheet sales were $2508M as compared to $1960M last year representing an increase of 28% or $548M due to continued strong demand from inkjet/laser printer users.

Custom forms sales of $4708M decreased $1082M or 19% principally due to lower demand for multi-part forms.

Hardware sales of $3494M increased $2899M with a unit volume increase of 25,000 scanners due to (1) expansion of the product offering and (2) the purchase of 18,000 scanners by two major customers.

Cost factors
------------

The cost of stock continuous forms sales of $23270M decreased $5120M or 18% disproportionate to the sales decline of 11% due to the same factors noted above for the third quarter.

The cost of sales of commodity cut sheets of $3263M were $2228M lower than 1996 proportionate to the sales increase.

The cost of value added cut sheets sales for 1997 were $1845M as compared to $1305M last year representing an increase of $540M or 41% approximately equivalent to the increase in unit volume.

Custom forms cost of sales of $3721M decreased $856M or 19% proportionate to the decline in sales.

Freight and distribution costs of $2639M were $429M higher than last year due to the west coast expansion and increased retail volume.

Cost of hardware sales increased $2369M from $506M to $2875 proportionate to the increase in sales volume.

Greater labor efficiencies and capacity utilization yielded a $51M decrease in manufacturing costs for the current period.

Operating Expenses
------------------

Three Months and Nine Months Comparison

Sales and marketing expenses decreased $375M for the quarter and $676M year to date due to a cost reduction program principally targeted at marketing salaries, show expenses, advertising, direct mail costs, promotional literature, and public relations costs.

General and administrative expenses remained relatively consistent with the prior year during the quarter and nine month period.

Interest Expense
----------------

Interest expense increased $18,000 in the quarter due to greater utilization of the working capital line and a higher interest rate and decreased $56,000 in the nine months ended June 30, 1997 due to the payoff of mortgage debt in the third quarter of last year.

Other (Income) Expenses
-----------------------

During the nine month period ended June 30, 1997, compared to the comparable period last year, other income, net increased $33M resulting from (1) an increase in investment income of $50M, (2) the elimination of joint venture losses in the previous year of $220M offset by (3) the cost of early termination of a warehouse services contract of $150M incurred in June 1997 and (4) lower interest income of $70M due to a decrease in cash available for investments.


                       LIQUIDITY AND CAPITAL RESOURCES:
                       --------------------------------

Working capital decreased $1338M from $12.04 million to $10.70 million and cash and cash equivalents increased $1.10 million during the nine months ended June 30, 1997. Inventories were lowered $1.01 million from $6.7 million to $5.7 million during the nine months ended June 30, 1997. Trade payables and accrued expenses were reduced $769 million from $6.5 million to $5.7 million. Trade receivables decreased from $6.7 million to $6.0 million for the nine month period.

The Company has a new $7.5 million line of credit, based on trade receivables and inventory, available through a commercial bank at prime plus one-half percent effective April 1997 (Prime 8 1/2%). The current loan balance is approximately $3 million with additional availability of approximately $3 million.


                                  INVESTMENTS
                                  -----------

In October 1995 the Company invested an additional $390,000 in Signature Corporation, a joint venture corporation that markets office products through the supermarket and drugstore retail chains. The Company's original investment of $333,334 for 33% of the common stock of the joint venture in December, 1992 has been written off completely by the recognition of the Company's equity in the operating losses of Signature of $129,334 and $204,000 in fiscal 1995 and 1994, respectively. With the additional capital investment, the Company has increased its ownership to 44% of the common stock of Signature. During the nine months ended June 30, 1996, the Company wrote off $304,000 of the

$390,000 investment due to the continuing operating losses of the joint venture. Due to profitable operations of Signature during the nine months ended June 30, 1997, there has been no additional writedown of the investment.



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


                                    PARIS CORPORATION


                                    /s/ Dominic P. Toscani, Sr.
                                    ---------------------------
                                    Dominic P. Toscani, Sr.
                                    President and Chairman of
                                    the Board of Directors


                                    /s/ John A. Whiteside
                                    ---------------------------
                                    John A. Whiteside
                                    Chief Financial Officer



DATE:   August 7, 1997