Form 10-K
period 1997-09-30
PARIS CORP
filed 1997-12-30
CIK 789660

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


[ X ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required)

                    FOR FISCAL YEAR ENDED SEPTEMBER 30, 1997

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

                 122 KISSEL ROAD, BURLINGTON, NEW JERSEY 08016
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

                          Yes  [ X ]       No  [   ]

        The aggregate market value of the voting stock held by nonaffiliates of the registrant as of November 15, 1997 was $1,564,776.

        Number of shares of outstanding common stock as of November 15, 1997 - 3,629,431 shares.

        Definitive Proxy Statement for the January 30, 1998 annual meeting of the stockholders has been filed within 120 days after the end of the fiscal year covered by this annual report.

ITEM 1 - BUSINESS

GENERAL
-------

        Paris Corporation ("Paris"), formerly Paris Business Forms, Inc., incorporated in 1964 under the laws of the Commonwealth of Pennsylvania, is a holding company with four wholly owned subsidiaries, viz., two active operating companies in New Jersey and Texas, one inactive Florida corporation, and a Delaware corporation which owns the Company's trademarks. Paris Business Products, Inc., a New Jersey corporation and Paris Business Forms, Inc., a Texas corporation (dba, Paris Business Products, Inc.), are the two operating companies, with plants in New Jersey and Texas, respectively. PBF Corporation is the Delaware corporation. The Texas and Florida corporations are both wholly owned subsidiaries of the New Jersey corporation. Paris also has a 44% interest in a corporation, Signature Corporation, formed in 1992, to market office products through the supermarket and drug chain channels. Xerox Corporation and two individuals own the remainder of the interest in Signature Corporation.

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

        Traditionally, the principal focus of the business was the manufacture of continuous forms designed to run on dot matrix and high speed impact printers. The Company serves the stock continuous forms market and the custom forms market, providing business forms to commercial businesses to specification. Laser and inkjet printer technology continues to replace impact printers and, accordingly, the Company's market for continuous forms is shrinking at a pace estimated at 5-10% per year. The negative growth is more accelerated in the retail market serving small business/home business customers since the printer equipment investment is minimal and easy to replace. As a result, the Company has been shifting its focus to the development, manufacture, and sale of value-added and custom cut sheet products used on laser and inkjet printers. Perfed, punched, lined, collated, colored, photo quality, and novelty cut sheet products have been added to the product line. The continuous forms products segment as a percentage of total sales has decreased from 85% to 77% to 70% in fiscal years 1995, 1996, and 1997, respectively. It is estimated that this segment will only account for 55% of total sales in fiscal 1998.

        The Burlington product line of value-added cut sheet products targeted to the small office and home office user has continued to expand with various offerings to meet the everyday needs of inkjet and laser printer paper demand as well as specialty products for photographic quality and other applications requiring maximum color contrast and optimal ink absorption. Growth in this product segment is expected to grow at a double-digit pace.

        Signature Corporation, the 44% owned joint venture with Xerox Corporation to distribute office products to the food and drug store markets, continues to generate strong growth in revenues. Formed in late 1992, Signature's sales have tripled over the past two years, with stores served increasing from 3600 in 1995 to 6800 in 1996 to 11000 in 1997. This penetration represents approximately 20% of the total number of food and drug outlets in the United States. In 1998, sales are expected to increase from $6.3 million in 1997 to $10 million in 1998, reflecting continuing growth with existing customers and new account acquisitions.

COMPETITION
-----------

        The business forms market is divided into two major segments, competitively. One segment sells directly to end users, principally the 500 to 1000 largest corporations. The other segment, which Paris serves, distributes forms through resellers and retailers. In the reseller market, there are three or four major competitors in stock continuous forms who are larger than Paris and committed to stock computer paper for the foreseeable future due to capital investment, albeit the negative growth rate. Although the Company does not compete directly with the approximate dozen direct sellers, weak industry conditions have forced some direct sellers to market to smaller companies which traditionally bought through the indirect market. As a result, fierce competition for market share has ensued over the last two years driving margins down significantly. Contrary to previous years when sell prices would move in unison with changes in commodity paper prices, the recent past has seen a severe narrowing of this spread. During the year, the Company lost two major stock forms accounts to competition representing an annual sales run rate of approximately $15 million due to competitive pricing that the Company was unable to match. The competitive environment is one where only the lowest cost producer will survive. There have been a number of acquisitions and mergers within the industry and the consolidation mode is expected to continue going forward to lower unit costs. Paris does not expect to pursue any acquisitions within this business segment and will continue to shrink capacity commensurate with the reduced demand for stock continuous forms.

        The cut sheet market is growing at a rapid pace fueled by the installation of laser and inkjet printers throughout the major U.S. corporations and home and small businesses. Sales volume is expected to grow due to the Company's penetration of the retail market, serving a number of major retail stores. However, competition in this market is increasing rapidly. The major paper mills have developed marketing subsidiaries to serve the retail market. Average sell prices of value-added cut sheet products declined about 20% from fiscal 1996 to fiscal 1997. However, due to increased unit volume of approximately 60% on a year-to-year basis, sales dollar volume increased.

SUPPLIERS
---------

        The Company purchases registered bond paper, (consisting of a wide variety of weights, widths, colors, sizes and qualities), cut sheet, and carbonless paper principally from the major United States paper mills. The Company believes that it has good relationships with all of its suppliers.

        During the fiscal year ended September 30, 1995, the major paper mills shifted some capacity, or in some cases eliminated capacity, creating a shortage in raw paper supply for the Company and the paper industry at large. As a result, paper costs accelerated at a rapid pace, nearly doubling during the period of July to December, 1994, and increased another 25% from January, 1995 to September, 1995. The tight supply conditions ceased after September, 1995, with reduced demand from manufacturers and distributors throughout the supply channel due to high inventory levels. During the fiscal year ended September 30, 1996, supplier pricing declined as much as the previous year increase and returned to price levels of two years prior. Paper prices remained relatively stable during fiscal 1997 and similar conditions are expected over the next twelve months.

        Boise Cascade, the Company's largest paper supplier, has indicated plans to significantly reduce its capacity, by the year 2000, of forms bond rolls which are used by Paris in the production of continuous forms. The Company believes that the reduced supply available will be consistent with its plans to shrink this business segment. However, the Company has expanded its source of suppliers in the past year to ensure adequate paper supply in the near future.

        The Company has partnered or formed strategic alliances to provide raw material, market support, and/or name recognition for its value added cut sheet product and non-paper products. Xerox and the Company have formed Signature Corporation to market office products under the Xerox brand name through the supermarket and drugstore chains. Currently, the Company represents the largest volume customer of Boise Cascade for certain specialty retail cut sheet products. The Company believes the strong relationship between Paris and Boise will provide the Company a solid footing for future cut sheet supply. Paris is working with a supplier to provide specialty products like clipboards, mouse pads, and binders made from recycled circuit boards and has imported and resold color scanners during the past year via a relationship with a Taiwanese supplier.

SEGMENTS AND MAJOR CUSTOMERS
----------------------------

        The Company operates in three segments or lines of business, including stock continuous forms and cut sheets; custom continuous forms and cut sheets; and office products. Financial information for each of the Company's segments including net sales, operating income, total assets, capital expenditures and sales to major customers, are included in the accompanying financial statements.

        No customer accounts for more than 10% of custom shipments, but two customers accounted for more than 10% of the Company's stock computer business in fiscal 1998, viz., Office Depot (14%) and Corporate Express (28%). Both accounts were lost to competition during the latter part of the year. Although the loss of these two major accounts will have a material adverse effect on sales revenue, the margin loss is no longer significant since competitive pricing reached a level that provided little profit on either account.

EMPLOYEES
---------

        As of September 30, 1997, the Company employed approximately 133 people in manufacturing, sales and administrative functions in its corporate offices and plants in New Jersey and Texas.

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

MANUFACTURING
-------------

        The Company's custom paper products are manufactured in the New Jersey plant with five rotary presses and one collator. The rotary presses provide the Company with the ability to produce a broad spectrum of form sizes. Each piece of machinery requires a skilled operator; support personnel are required on some equipment. The custom forms operation runs primarily two shifts per day, however some equipment runs three shifts. The estimated annual capacity of the custom business is approximately $10 million in sales at current prices.

        The Company's stock form business is manufactured from two locations. The New Jersey facility has six presses and one collator, and Texas has one press as of December 31, 1997. The majority of the stock forms is produced to be sold from inventory. Each plant is also capable of producing customized computer paper or stock forms upon order. The stock operation is three shifts per day, five days per week, with overtime on an as-needed basis. The estimated annual capacity of the stock business is approximately $30 million in sales at current prices.

        The Company's equipment is very well suited to produce nearly all of the forms products required by a forms distributor or retailer. The Company continues to monitor any new product requirements of its forms distributors and assess what new equipment or equipment modifications are required to produce the products.

OPERATIONS
----------

        The Company owns a 159,000 square foot plant and corporate office in Burlington, New Jersey and leases a 45,000 square foot plant in Fort Worth, Texas, with 5% devoted to offices, 45% to paper conversion, and 50% to warehouse. There are no union affiliations among the 86 hourly and 47 salaried employees at the two locations.

        In November, 1997 the Company signed an Agreement of Sale on the New Jersey plant for $4.5 million with the intention of leasing back approximately 120,000 square feet of the 159,000 square feet sold. As of December 31, 1997 the lease agreement is still under negotiation and not executed. The buyer's due diligence process is currently in progress. Settlement on the sale-leaseback is expected in February 1998.

        During the year, the Company operated 5 custom presses, 6 stock presses, and 2 collators. At December 31, 1997 the leases on two stock presses expired and the presses were returned to the lessor. As of January, 1998 the Company will operate 5 custom presses, 4 stock presses and 2 collators.

        Utilization of production capacity approximated 75% in New Jersey and 50% in Texas during the year. Rationalization of plant capacity will be considered in fiscal 1998 when utilization is expected to decrease to 65% and 35%, respectively, in New Jersey and Texas.

        Custom forms capacity continues to be converted from roll to sheeting capability as demand shifts from continuous to cut sheet custom forms. Currently, 50% of custom capacity is directed to cut sheets.

        Equipment purchases providing sheeting, stacking and wrapping capacity at a cost of $300,000 will be delivered in February, 1998 to enable the Company to manufacture many of the value-added products currently bought out. In addition, unit cost will be reduced permitting more competitive pricing in the marketplace.

        The Company has adequate domestic paper supply sources with paper mills and brokers at the present time. However, the mills are reallocating capacity to higher grade papers and are de-emphasizing forms bond used in continuous form production.

        Inventory levels were maintained at approximately two weeks supply for raw material and 4-6 weeks supply for finished goods during the year.

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

     In 1995, the Board of Directors approved, upon the termination of his employment, the payment to the President and Chairman of the Board of $100,000 per year for four years in recognition of past services. Accordingly, $400,000 in deferred compensation liability was recognized and included in the 1995 financial statements. As a result of the losses from operations in 1996, the Board of Directors terminated the Chairman's deferred compensation plan. Accordingly, the $400,000 liability was reversed in 1996 as a reduction of general and administrative expenses.

     The working capital line of credit with the Company's former bank was refinanced with a new bank in January, 1997 as a revolving line of credit secured by accounts receivable and inventories with a maximum line of $7,500,000 at prime plus 1% on advances against inventory and at prime plus 1/2% on advances against accounts receivable. Outstanding borrowings on the line at September 30, 1997 and 1996 were $3,932,020 and $3,926,500, respectively.

     In April, 1997 the former President resigned his position with a severance and consulting agreement at full salary for two years guaranteed and the third year dependent on profitability of the Company. The total cost of the severance package was recognized in fiscal 1997 in the amount of $328,000.

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

     In March, 1992 the Company purchased a 70,000 square foot building in Jacksonville, Florida to expand stock forms operations. The cost of the building plus improvements was approximately $1.3 million. In April ,1995, the Florida facility was sold for $1,050,000, and the facility was not replaced.

ITEM 3 - LEGAL PROCEEDINGS

     There are no material legal proceedings in process as of the date of this filing.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the year ended September 30, 1997.

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



                                              RANGE OF SALE PRICES
                                              --------------------

                                    1997 FISCAL YEAR       1996 FISCAL YEAR
                                    ----------------       ----------------
                                   HIGH         LOW        HIGH        LOW
First Quarter                    $3.844      $1.375       $8.25     $4.875
Second Quarter                    2.375        1.75           6       3.25
Third Quarter                     2.375       1.625        5.75        3.5
Fourth Quarter                   $2.375      $1.625       $   5     $  3.5

(B)  The approximate number of shareholders of record as of November 15, 1997 was 200.


ITEM 6 - SELECTED FINANCIAL DATA


                       FOR THE YEAR ENDED SEPTEMBER 30,
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                        1997            1996           1995          1994          1993
                                   --------------  --------------  -------------  -----------  ------------

NET SALES                                $51,674         $57,442         $64,916      $57,892      $59,158

INCOME (LOSS)
FROM OPERATIONS                           (3,372)         (5,495)          5,722          297       (1,489)

NET INCOME (LOSS)                         (2,469)         (3,401)          3,451          429         (998)

EARNINGS PER SHARE                         (0.68)           (.92)            .91          .12         (.27)

TOTAL ASSETS                              23,477          28,741          41,188       24,747       27,041

WORKING CAPITAL                           10,026          12,048          15,255       11,866       10,414

LONG TERM DEBT                                 0               0               0        2,061        3,179
(excluding current portion)

SHAREHOLDERS' EQUITY                     $14,701         $17,184         $21,108      $17,494      $17,065

CASH DIVIDENDS PER SHARE                    NONE            NONE            NONE         NONE         NONE

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($ IN THOUSANDS, EXCEPT STATISTICAL DATA)

Liquidity and Capital Resources

  Working capital at the end of fiscal years 1997, 1996, and 1995 was $10026, $12048, and $15225, respectively. Working capital decreased $1515 during the fiscal year ended September 30, 1997. The primary use of working capital was to fund the net loss of $2468, net of non-cash expenses for depreciation ($1089), bad debt provision ($240), and deferred income tax credits ($143) and non-cash gains on equity in joint venture income ($75) and the sale of fixed assets ($88). Equipment expenditures ($130), proceeds from the sale of equipment ($122), and miscellaneous asset increases ($63) accounted for the remainder of the working capital deficit during the year.

  Cash and cash equivalents at the end of fiscal years 1997, 1996, and 1995 were $2742, $916, and $5227, respectively. Cash and cash equivalents increased $1826 in fiscal 1997. Cash provided by operations was $50 despite the net loss of $2468 due to the effect of non-cash expenses and income ($552) and working capital reductions of trade receivables, inventories and trade payables, net ($1966). Proceeds, net, from marketable securities transactions ($1776) accounted for the remainder of the change in cash and cash equivalents.

  Inventories were maintained at normal supply levels during 1997, decreasing beginning inventories of $6685 to $4774 by year-end, equivalent to approximately 22 days supply. Trade receivables were $1922 lower in fiscal 1997 than the previous year, decreasing from $6696 to $4774, consistent with the lower sales level of the fourth quarter.

  The Company has a $7500 line of credit available through a commercial bank at the prime rate plus 1% on advances against inventories and at prime plus 1/2% on advances against accounts receivable (9% at September 30, 1997), with a maturity of December 31, 1998 and secured by the Company's accounts receivable and inventories. The outstanding balance on the line at year end was $3932, compared to $3927 and $4927 at the end of the preceding years, respectively. See Note 6 in the Notes to Consolidated Financial Statements for additional information. In addition, the company has available $2742 in cash and cash equivalents and $3476 in diversified marketable securities as of September 30, 1997.

  With the lease expiration and return to the lessor of two leased presses at December 31, 1997, there are no existing press leases to which the Company is obligated. Currently, six stock presses and six custom presses are operating. The New Jersey plant and office , together with all production presses and equipment are owned by the company with no encumbrances. The Texas plant is leased through August, 1999.

  Capital expenditures for fiscal years ended September 30, 1997, 1996, and 1995 were $122, $456, and $921, respectively. Significant expenditures in fiscal 1997 included a new custom press and computer equipment.

  The fiscal 1997 net operating loss will be partially utilized by carrying back, for federal income tax purposes, the amount of $2800. The Company expects a refund of approximately $922 by March, 1998.

  On November 14, 1997 the Company signed an Agreement of Sale to sell the New Jersey plant for $4500 and lease back approximately 120,000 square feet for three years at an annual rent of approximately $600. The gain on the sale for financial purposes is estimated at $1900 and $600 for tax purposes.

  Internally generated cash flows appear to be adequate to support currently planned business operations. However, certain events such as significant acquisitions or capital expenditures could require external financing.

1997 COMPARED TO 1996

  Net sales for the fiscal year ended September 30, 1997 decreased 10% or $5769 due to (1) a 16% decline in stock and custom continuous forms volume ($7287), attributable to the lower overall market demand for these products and 13% lower sell prices; (2) 9% lower year to year sales of cut sheet products despite valued added stock and custom products gains of 28% ($1348) due to offsetting 35% lower sales of commodity cut sheets ($2470); and (3) an increase in hardware (primarily computer scanners) sales ($2417) primarily reflecting purchases by one major retail store.

  Fiscal 1997 was characterized by significant price pressure with average sell prices dropping 21% across all paper products, both continuous and cut sheet. Cut sheet unit volume was up 44% due to greater market demand for inkjet and laser printer papers. Continuous form unit volume was down 16% if sales to two major former accounts are excluded, but down only 4% overall.

  Cost of sales for the fiscal year ended September 30, 1997 decreased 13% ($7370) compared to last year. The lower product costs this year relative to sales (costs decreased 13% vs a sales decrease of 10%) were primarily due, on a comparative basis, to the buying and inventory problems of the prior year which had caused disproportionately high product costs. Normal inventory levels were maintained throughout fiscal 1997 and sell prices moved in unison with lower raw paper costs. In addition, the company reduced product costs at a faster rate than the decrease in sales by increasing factory productivity and by implementing cost reduction programs in the company's two plants. Freight costs as a percentage of sales increased 21% due to the cost of distributing to the west coast in support of the company's former largest customer.

  Gross profit increased $1601 in fiscal 1997 as compared to FY96 from $656 to $2257. The disproportionately high product costs of last year, due to the effect of the excessive inventories, contributed approximately $2500 of the gross profit gain. This comparative gain was offset by the effect of sell prices dropping at a faster rate than the cost of raw paper ($600), lower unit volumes ($600), and higher freight costs ($260). Labor productivity and cost reduction programs added $300 of gross profit to fiscal 1997. In addition, hardware sales contributed approximately $260 to the gross profit increase.

  Selling expenses, marketing costs, and administration expenses decreased $522 this year, from $6151 to $5629.

  Sales and marketing expenses were $833 lower in fiscal 1997 due principally to the elimination or reduction of advertising, promotion, direct mail campaigns, public relations, travel and entertainment expenses deemed unnecessary to support our new product offerings, as well as the reduction of payroll costs.

  General and administrative expenses increased $417 on a comparative basis due
(1) to the termination of a deferred compensation plan in FY96 resulting in a reversal of accrued liabilities ($400) in that year; (2) an increase in the required bad debt reserve ($240) due to customer bankruptcies; (3) offset by a reduction in payroll cost ($183).

  Interest expense in the comparative years was relatively flat proportionate to the equal level of bank debt maintained over the last two years.

  Other income, net in FY96 exceeded fiscal 1997 by $294 due to (1) lower investment income this year ($479); (2) the settlement of a third party warehouse services contract ($150), offset by (3) equity in the earnings of Signature Corp., a 44% owned affiliate ($279); and (4) gains on the sale of equipment ($56).

  Income tax benefit in fiscal 1997 is at an effective tax rate of 25% due to the lack of assurance of realization of the loss carryforward benefits for state income taxes. All operating losses for federal income taxes can be carried back and fully utilized.

  Inflation is not expected to have a material adverse effect on future sales or earnings.

1996 COMPARED TO 1995

  Net sales for the fiscal year ended September 30, 1996 decreased 12% or $7474 due to (1) a 7% decline in stock computer paper volume ($1500), generally attributable to the diminishing demand for impact printer paper products; (2) 15% lower selling prices for both stock computer paper and custom forms ($8280), essentially proportionate to the raw paper cost decreases from the mills; (3) a higher rate of sales rebates and product returns ($319) resulting from the Company's focus on the retail channel; (4) offset by a 120% increase in new product offerings ($2625), viz., laser and inkjet papers, specialty office and consumer products, and computer hardware/software.

  Despite 7% lower volumes in stock computer paper and approximately 22% lower raw paper costs for both stock computer paper and custom forms, resulting in $2640 of lower product cost, cost of sales increased $3821 or 7% in the current fiscal year principally due to the significant overstocking of raw paper inventories at the beginning of the year at the market price peak ($4678). As a result, weakening sell prices through the first three quarters of the year resulted in abnormally low margins until the inventories were reduced to normal operating levels in the fourth quarter. Other factors causing higher product costs in fiscal year 1996 were the increased volume of new product sales ($2056), greater freight costs ($500) due to the company's major customer requiring direct store delivery instead of shipments to regional distribution centers as well as importation costs on certain hardware products foreign sourced. Factory overhead cost reduction programs ($350), improved production efficiency ($200), and increased capacity utilization ($373) provided counterbalancing reductions in cost of sales.

  Gross profit declined $11295 in 1996 as compared to 1995 primarily for two reasons, viz., the significant drop in sell prices due to lower demand and competitive pressures ($7000) plus the effect of the excessive inventories carried through most of the year bearing disproportionate unit cost relative to the market ($4500). To a lesser extent, lower volume contributed negatively ($400). However, new products generated approximately $600 additional gross profit in 1996.

  Sales and marketing expenses were $755 greater in 1996 principally due to new product offerings requiring greater expenditures for staff ($250), travel and entertainment ($170), advertising ($150), product samples ($70), direct mail campaigns ($70), and public relations ($45). General and administrative expenses decreased $833 due to termination of a deferred compensation plan ($800), a reduction in the required bad debt reserve ($290) and legal expense accruals ($53) offset by an assessment from a federal employment tax audit ($160), higher professional fees ($40), depreciation ($70), and miscellaneous expenses ($40).

  Interest expense was higher in 1996 by $144 principally due to the greater utilization of the Company's credit line resulting in additional interest of $244 less the interest savings of $100 from the payoff of the industrial revenue note in the second quarter of the fiscal year.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1997
  AND 1996                                                        14

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS
  ENDED SEPTEMBER 30, 1997, 1996, AND 1995                        15

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY FOR
  THE YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995 AND 1994         16

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS
  ENDED SEPTEMBER 30, 1997, 1996 AND 1995                         17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        18 - 29

REPORT OF INDEPENDENT CERTIFIED PUBLIC  ACCOUNTANTS               30

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                   31

REPORT OF INDEPENDENT CERTIFIED PUBLIC  ACCOUNTANTS ON FINANCIAL
STATEMENT SCHEDULES                                               32


  FINANCIAL STATEMENT SCHEDULES NOT INCLUDED IN THIS FORM 10-K HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

                          CONSOLIDATED BALANCE SHEET
                          --------------------------


                                                                               SEPTEMBER 30,
                                                                      -------------------------------
                                                                            1997             1996
                                                                      -------------------------------
ASSETS
Current Assets:
    Cash and cash equivalents                                         $ 2,741,874      $   916,438

    Marketable securities                                               3,476,183        4,778,296
    Accounts receivable, less allowance for doubtful accounts of
    $627,039 and $415,536 at September 30, 1997 and 1996, respectively  4,774,165        6,696,174
    Inventories                                                         4,591,835        6,685,752
    Recoverable income taxes                                              922,078        1,865,502
    Prepaid expenses                                                      266,639          314,364
    Current deferred income taxes                                       1,187,000        1,223,204
                                                                       ----------       ----------
        Total Current Assets                                           17,959,774       22,479,730
Property, plant and equipment, net                                      5,098,162        6,106,857
Noncurrent deferred income taxes                                          201,000
Other assets                                                              217,827          154,414
                                                                       ----------       ----------
        Total Assets                                                  $23,476,763      $28,741,001
                                                                       ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Note payable, bank                                                $ 3,932,020      $ 3,926,500
    Accounts payable and accrued expenses                               3,359,576        6,193,513
    Accrued payroll and related expenses                                  336,877          311,903
    Current deferred income taxes                                         305,000
                                                                       ----------       ----------
       Total Current Liabilities                                        7,933,473       10,431,916
Noncurrent deferred income taxes                                          842,000        1,125,075
                                                                       ----------       ----------
       Total Liabilities                                                8,775,473       11,556,991
                                                                       ----------       ----------
Shareholders' equity:
    Common stock, $.004 par value; authorized 10,000,000
     shares; issued 3,937,517 shares                                       15,751           15,751
    Additional paid-in capital                                          8,588,243        8,588,243
    Retained earnings                                                   7,812,962       10,281,707
    Unrealized gain on marketable securities                               24,070           24,070
                                                                       ----------       ----------
                                                                       16,441,026       18,909,771
    Less:  common stock held in treasury, at cost; 308,086 and
     304,986 shares at September 30, 1997 and 1996, respectively       (1,739,736)      (1,725,761)
                                                                        ----------      ----------
       Total Shareholders' Equity                                      14,701,290       17,184,010
                                                                       ----------       ----------
       Total Liabilities and Shareholders' Equity                     $23,476,763      $28,741,001
                                                                       ==========       ==========

  The accompanying notes are an integral part of these financial statements.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     ------------------------------------

                                                                  YEAR ENDED SEPTEMBER 30,
                                                     ---------------------------------------------------
                                                         1997               1996                1995
                                                     ------------       ------------        ------------
Net sales
                                                     $51,673,925        $57,442,027         $64,916,361
                                                     ------------       ------------        ------------
Costs and expenses:

Cost of products sold                                 49,416,174         56,786,409          52,965,236

Selling expenses                                       2,127,330          3,065,770           2,311,026

General and administrative expenses                    3,502,307          3,085,272           3,917,856

Interest expense                                         316,807            347,113             203,299

Other expense (income), net                             (391,293)          (685,082)            237,328
                                                     ------------       ------------        ------------
        Total costs and expenses                      54,971,325         62,599,482          59,634,745
                                                     ------------       ------------        ------------
Income (loss) before income taxes                     (3,297,401)        (5,157,455)          5,281,616

Provision (credit) for income taxes                     (828,654)        (1,756,611)          1,830,229
                                                     ------------       ------------        ------------
Net income (loss)                                    $(2,468,747)       $(3,400,844)        $ 3,451,387
                                                     ============       ============        ============
Earnings (loss) per share                                 $(0.68)            $(0.92)              $0.91
                                                     ============       ============        ============

  The accompanying notes are an integral part of these financial statements.

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                ----------------------------------------------

                                                         ADDITIONAL
                                COMMON STOCK              PAID IN          RETAINED       UNREALIZED      TREASURY
                           SHARES         AMOUNT          CAPITAL          EARNINGS          GAIN          STOCK          TOTAL
                         -------------------------   --------------   --------------   --------------   ------------   -------------

Balance at
 September 30, 1994       3,937,517     $15,751       $8,588,243       $10,231,166                        $(1,340,724)  $17,494,436
Net Income                                                               3,451,387
Issuance of 14,089
 treasury shares                                                                                               40,987        40,987
Unrealized gain on
marketable securities,
net of income tax effect:
 Effect of accounting
 change October 1, 1994                                                                  36,574                              36,574

 Increase in unrealized
 gain on marketable
 securities during 1995                                                                  84,740
                          ---------     -------       ----------       -----------      -------           -----------   -----------
Balance at
 September 30, 1995       3,937,517      15,751        8,588,243        13,682,553      121,314            (1,299,737)   21,108,124
Purchase of 96,875
 treasury shares                                                                                             (426,024)     (426,024)

Net loss                                                                (3,400,844)                                      (3,400,844)

 Decrease in unrealized
 gain on marketable
 securities during 1996:                                                                (97,244)                            (97,244)

                          ---------     -------       ----------       -----------      -------           -----------   -----------
Balance at
 September 30, 1996       3,937,517      15,751        8,588,243        10,281,709       24,070            (1,725,761)   17,184,012
Purchase of 3,100
 Treasury Shares                                                                                              (13,975)      (13,975)

Net Loss                                                                (2,468,747)                                      (2,468,747)

Balance at
 September 30, 1997       3,937,517     $15,751       $8,588,243        $7,812,962      $24,070           ($1,739,736)  $14,701,290
                          =========     =======       ==========       ===========      =======           ===========   ============

  The accompanying notes are an integral part of these financial statements.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     -------------------------------------


                                                                      YEAR ENDED SEPTEMBER 30,
                                                             --------------------------------------------
                                                                 1997           1996             1995
                                                             ------------    ------------    ------------
Cash flow from operating activities:
   Net Income (loss)                                          $(2,468,747)    $(3,400,844)     $3,451,387
                                                             ------------    ------------    ------------
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
   Depreciation                                                 1,089,003       1,134,320       1,135,108
   (Gain) loss on sale of property, plant and equipment           (88,453)        (46,066)        367,907
   (Gain) loss on sale of marketable securities                  (473,240)       (861,459)       (376,204)
   Provision for bad debt                                         240,000          40,000         330,000
   Provision for equity in (gain) loss on investment in joint
    venture                                                       (74,843)        303,500         129,334
   Deferred income tax (credit) expense                          (142,871)        114,458        (842,369)
   (Increase) decrease in:
        Accounts receivable                                     1,682,009        (186,724)       (489,906)
        Inventories                                             2,093,917      10,662,097     (13,032,729)
        Recoverable income taxes                                  943,424      (1,865,502)
        Prepaid expenses                                           47,725         (14,829)         (5,130)
        Other assets                                               11,430           5,196           3,624
        Increase (decrease) in:
        Accounts payable and accrued expenses                  (2,833,935)     (4,582,116)      7,859,969
        Accrued payroll and related expenses                       24,974        (290,699)        (29,394)
        Income taxes payable, current                                          (1,105,000)        806,449
                                                               ----------      ----------     -----------
      Total adjustments                                         2,519,140       3,307,176      (4,143,341)
                                                               ----------      ----------     -----------
        Net cash provided by (used in) operating activities        50,393         (93,668)       (691,954)
                                                               ----------      ----------     -----------
Cash flows from investing activities:
  Investment in joint venture                                                    (390,000)
  Proceeds from sale of marketable securities                   2,478,627         901,901         429,174
  Purchase of marketable securities                              (703,274)     (1,258,088)     (1,020,638)
  Proceeds from sale of property, plant and equipment             130,000          61,000       1,120,807
  Purchase of property, plant and equipment                      (121,855)       (455,931)       (921,499)
                                                               ----------      ----------     -----------
        Net cash provided by (used in) investing activities     1,783,498      (1,141,118)       (392,156)
                                                               ----------      ----------     -----------
Cash flows from financing activities:
  Repayments of long-term debt                                                 (1,650,000)       (736,667)
  (Purchase) issuance of treasury stock                           (13,975)       (426,025)         40,987
  Proceeds (repayments) of working capital line of credit           5,520      (1,000,000)      4,926,500
                                                               ----------      ----------     -----------
        Net cash provided by (used in) financing activities        (8,455)     (3,076,025)      4,230,820
                                                               ----------      ----------     -----------
  Net increase (decrease) in cash and cash equivalents          1,825,436      (4,310,811)      3,146,710
  Cash and cash equivalents, at beginning of year                 916,438       5,227,249       2,080,539
                                                               ----------      ----------     -----------
  Cash and cash equivalents, at end of year                    $2,741,874        $916,438      $5,227,249
                                                               ==========      ==========     ===========
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
    Interest                                                     $316,807        $347,113        $203,299
                                                               ==========      ==========     ===========
    Income taxes                                                       $0              $0      $1,753,912
                                                               ==========      ==========     ===========

  The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION:

Paris Corporation and subsidiaries (collectively, the "Company") manufacture stock and custom business forms, provide value added services to cut sheet products, and distribute office products and computer/printer peripheral products. The Company manufactures stock and custom forms in Burlington, New Jersey and stock forms in Fort Worth, Texas. The Company markets through retailers, resellers, and dealers throughout the United States and Canada.

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

FINANCIAL INSTRUMENTS:

The carrying amounts of cash and cash equivalents, accounts receivable, investments, accounts payable and notes payable approximate their fair values at September 30, 1997 and 1996.

INVESTMENTS IN DEBT AND EQUITY SECURITIES:

At October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity
Securities: ("SFAS No. 115")". The adoption of SFAS No. 115 resulted in an increase in stockholders' equity of $36,574, net of taxes of $18,841.

MARKETABLE SECURITIES:

At September 30, 1997 and 1996, marketable debt and equity securities have been categorized as available for sale. Such securities are stated at fair value based upon quoted market prices. Unrealized holding gains and losses are reported as a separate component of stockholders' equity. The Company accounts for investments in limited partnerships under the equity method of accounting.

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

PER SHARE DATA:

Earnings per share data have been computed on the basis of the weighted average number of shares of common stock outstanding (3,629,431 shares in 1997, 3,632,531 shares in 1996, and 3,729,406 shares in 1995), plus the dilutive effect of common stock equivalents (stock options) computed using the treasury stock method which resulted in an aggregate of 3,629,431 shares in 1997, 3,707,700 shares in 1996, and 3,795,087 shares in 1995.

In February 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings per Share" that requires the presentation of basic and fully diluted earnings per share. The Company will adopt Statement 128 in the first quarter of fiscal 1998. The adoption would not require the presentation of fully diluted earnings per share because there is no an anti-dilutive effect.

ACQUISITIONS:

In October 1995, the Company invested an additional $390,000 in Signature Corporation, Inc. ("Signature"), a joint venture corporation that markets office products through the supermarket and drugstore retail chains. The Company's original investment of $333,334 for 33% of the common stock of the joint venture in December 1992 has been written off completely by the recognition of the Company's equity in the operating losses of Signature of $129,334 and $204,000 in fiscal 1995 and 1994, respectively. With the additional capital investment, the Company has increased ownership to 44% of the common stock of Signature. During the year ended September 30, 1996, the Company wrote off $303,500 of the $390,000 investment due to the operating losses of the joint venture. During the year ended September 30, 1997 the Company recognized an equity increase of $74,843 due to the operating profits of the joint venture. The Company's investment is valued at $161,343.

The Company invested $121,855 in property, plant, and equipment during the year, of which $72,831 related to the purchase of a press which was formerly leased, along with the reconditioning of other currently owned presses. The remaining $49,024 related to the purchase of personal computers and related software and equipment.

DISPOSITIONS:
The Company sold two stock collators and a press during the year ended September 30, 1997 resulting in a gain of $88,453.

The Jacksonville, Florida facility was sold in April 1995, due to plant rationalization and reorganization. The net sales proceeds were $978,182 and the loss realized was $56,955. The retirement of other assets related to the Jacksonville closing resulted in a loss of $141,291.

NOTE 3 - MARKETABLE SECURITIES

Marketable securities classified as current assets at September 30, 1997 and 1996, are summarized as follows:

1997                                        FAIR VALUE             COST
-----                                    ---------------    -----------------
       EQUITY SECURITIES:
                    Stocks                    $  859,103           $  772,636
                    Mutual Funds                 426,428              537,234
                    Limited Partnerships       2,271,991            2,142,243
                                         ---------------    -----------------
                    Total                     $3,557,522           $3,452,113
                                         ===============    =================

1996
-----
       EQUITY SECURITIES:
                    Stocks                    $1,014,398           $1,024,347
                    Mutual Funds                 515,962              481,943
                    Limited Partnerships       3,329,789            3,247,936
                                         ---------------    -----------------
                    Total                     $4,860,149           $4,754,226
                                         ===============    =================

The Company accounts for investments in limited partnerships under the equity method of accounting. These investments are not subject to SFAS No. 115.

Gross unrealized holding gains and losses at September 30, 1997 and 1996, are as follows:

                                            UNREALIZED          UNREALIZED
1997                                           GAINS              LOSSES
-----                                    ---------------    -----------------
       EQUITY SECURITIES:
                    Stocks                    $  134,875           $
                    Mutual Funds                                      110,805
                    Limited Partnerships          81,339
                                         ---------------    -----------------
                    Total                     $  216,214           $  110,805
                                         ===============    =================

1996
-----
       EQUITY SECURITIES:
                    Stocks                    $   75,758           $   85,706
                    Mutual Funds                  34,019
                    Limited Partnerships          81,853
                                         ---------------    -----------------
                    Total                     $  191,630           $   85,706
                                         ===============    =================

Proceeds from the sale of securities classified as available for sale for the year ended September 30, 1997 and 1996 were $2,478,627 and $901,901, respectively. Fiscal 1997 and 1996 gross realized gains and losses were $513,518 and $40,278, and $892,762 and $31,303, respectively, and are included in other income. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

NOTE 4 - INVENTORIES:

Inventories consist of the following at September 30, 1997 and 1996:

                                                      SEPTEMBER 30,
                                             -------------------------------
                                                 1997               1996
                                             ------------       ------------
Raw materials                                 $1,690,741         $2,563,401
Work in progress                                  91,721            152,193
Finished goods                                 2,809,372          3,970,158
                                             ------------       ------------
Total                                         $4,591,834         $6,685,752
                                             ============       ============



NOTE 5 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following at September 30, 1997 and 1996:

                                                             SEPTEMBER 30,
                                    ------------------------------------------------------------------
                                         ESTIMATED
                                       USEFUL LIVES               1997                    1996
                                    -------------------    ------------------     --------------------

Land                                                             $   489,600              $   489,600
Building and building
 improvements                               10-30 years            4,966,712                4,966,712
Machinery and equipment                      7-10 years            7,996,624                8,577,235
Furniture and fixtures                         10 years              366,285                  366,285
Automobiles and trucks                        4-6 years              159,308                  159,308
                                                           -----------------      -------------------
                                                                  13,978,529               14,559,140
Less - accumulated depreciation                                   (8,880,367)              (8,452,283)
                                                           -----------------      -------------------

Property, plant and equipment, net                               $ 5,098,162              $ 6,106,857
                                                           =================      ===================

Depreciation expense totaled $1,089, 003, $1,134,320, and $1,135,108 for the years ended September 30, 1997, 1996 and 1995, respectively.

NOTE 6 - NOTE PAYABLE BANK:



In January, 1997 the Company refinanced its line of credit with another commercial bank with a two-year term expiring December 31, 1998 and secured by the Company's accounts receivable and inventories. Under the new revolving loan, the Company can borrow up to $7,500,000 at prime plus 1% on advances against inventories and at prime plus 1/2% on advances against accounts receivable. Interest is payable monthly. Borrowings outstanding at September 30, 1997 and 1996 were $3,932,020 and $3,926,500, respectively; related interest expense was $316,807 and $314,011 for the respective years.


The line of credit agreement covenants contain certain limitations and requirements including the following:


 . Limitations on capital expenditures in excess of $500,000 per fiscal year;

 . Minimum consolidated tangible net worth;

 . Net profit after taxes not less than $50,000 at September 30, 1997;

 . Limitations on additional borrowings, liens, contingent obligations, leases, sales of assets, mergers, loans and advances, acquisitions and dividends on common stock.



Covenant violations of the loan agreement have been waived by the lender during fiscal 1997.

NOTE 7 - INCOME TAXES:



The composition of the provision (credit) for income taxes is as follows:


                                    FOR THE YEAR ENDED SEPTEMBER 30,
                              -------------------------------------------------
                                  1997               1996              1995
                              -------------      ------------     -------------
Current:
  Federal                      $(701,765)         $(1,786,483)     $2,533,000
  State                           15,983                              196,000
                               -------------      ------------     -------------
                                (685,782)          (1,786,483)      2,729,000
                              -------------      ------------     -------------
Deferred:
  Federal                       (119,864)              (5,136)       (877,771)
  State                          (23,008)              35,008         (21,000)
                              -------------      ------------     -------------

                                (142,872)              29,872        (898,771)
                              -------------      ------------     -------------
Total                          $(828,654)         $(1,756,611)     $1,830,229
                              =============      ============     =============

The fiscal 1997 and 1996 federal tax provision reflects the realization of the Company's net deferred tax assets due to the carryback of the current year's loss. At September 30, 1997 and 1996, approximately $922,000 and $1,865,000 of recoverable income taxes relate to the carryback. The Company has state net operating loss carryforwards of $9,285,000, available to offset future state taxable income. These state net operating loss carryforwards expire in the years 2000 through 2004.

In 1997 and 1996, the valuation allowance of $700,000 and $500,000, respectively, relates to deferred tax assets established under FASB 109 for state net operating loss carryforwards, which will be carried forward to future years for possible utilization. No benefit for these carryforwards has been recognized in either year.

Reconciliations of income taxes with the amounts which would result from applying the U.S statutory rate are as follows:



                                              For the year ended September 30,
                                        --------------------------------------------
                                            1997             1996            1995
                                        -------------     -----------     ----------
Provision (credit) at statutory rate     $(1,121,116)      $(1,753,535)    $1,795,749
Increases (reductions) in taxes
 resulting from asset writedowns                                             (200,040)
State income taxes, net of federal
 income tax benefit                                                           113,520
Adjustment of prior year accruals            292,462                          175,000
Other, net                                                      (3,076)       (54,000)
                                         -----------       -----------     ----------
Total                                      $(828,654)      $(1,756,611)    $1,830,229
                                         ===========       ===========     ==========

The components of the deferred tax asset at September 30, 1997 and 1996 are as follows:

                                                      1997             1996
                                                  -------------     -----------
Reserve for doubtful accounts                     $  364,000       $  272,000
Reserve for inventory obsolescence
  and writedown to net realizable value              542,000          408,000
Accrued compensation                                 108,000           27,000
Writedown of investment in
   Signature Corporation                             231,000          262,000
Contingency                                          173,000          286,000
State NOL carry forwards                             670,000          468,000
Valuation allowance                                 (700,000)        (500,000)
                                                  -------------    ------------
Total                                             $1,388,000       $1,223,000
                                                  =============    ============

The components of the deferred tax asset at September 30, 1997 and 1996 are as follows:

                                                  1997            1996
                                               -----------     -----------

Current deferred income taxes asset            $1,187,000      $1,223,000
Non-current deferred income taxes asset           201,000
                                               -----------     -----------
                                               $1,388,000      $1,223,000
                                               ===========     ===========

The components of the deferred tax liability at September 30, 1997 and 1996 are as follows:

                                                  1997            1996
                                               -----------     -----------
Depreciation                                   $  842,000      $  901,000
Limited partnership income                        305,000         224,000
                                               -----------     -----------
                                               $1,147,000      $1,125,000
                                               ===========     ===========

These amounts have been presented in the financial statements as follows:

                                                  1997            1996
                                               -----------     -----------
Current deferred income taxes liability        $  305,000
Noncurrent deferred income taxes liability        842,000       1,125,000
                                               -----------     -----------
                                               $1,147,000      $1,125,000
                                               ===========     ===========

NOTE 8 - SHAREHOLDERS' EQUITY:

The Company adopted a stock option plan effective October 1, 1985. A total of 261,000 shares of common stock were initially authorized and reserved for issuance under the plan. As a result of stock dividends in 1988 and 1987, the total stock options authorized is 315,810. The plan expired in October 1995.
In November 1995, the Board of Directors adopted the Company's 1995 Stock Option Plan to permit the issuance of incentive stock options under Section 422 of the Internal Revenue Code of Non-Qualified Stock Options. There are 500,000 shares of Common Stock authorized for non-qualified and incentive stock options under the 1995 plan, which are subject to adjustment in the event of stock splits, stock dividends and other situations. Under the plan, no options may be granted more than ten years after the effective date of plan. The exercise price of all incentive stock options granted under the option plan may be no less than fair market value of such shares on the date of grant. Stock option activity for 1997, 1996 and 1995 is as follows:

                                                            1997                1996               1995
                                                        ------------        ------------       -------------
Options outstanding at October 1                            316,300             303,300             211,000
Options granted                                             115,000              48,000             146,000
Options expired/exercised                                   (84,000)            (35,000)            (56,700)
                                                        ------------        ------------       -------------
Options outstanding and exercisable at September 30         347,300             316,300             300,300
                                                        ============        ============       =============
Options available for grant at September 30                 337,000             452,000              15,510
                                                        ============        ============       =============
Options price range at September 30                       $1.875 to           $1.875 to           $1.875 to
                                                          $7.975              $7.975              $7.975


NOTE 9 - COMMITMENTS AND CONTINGENCIES:

LEASES:

The Company has certain operating leases, primarily for machinery and equipment and the Ft. Worth, Texas facility, expiring at various dates. Total rental expenses amounted to $323,076 in 1997; $410,508 in 1996; and $498,547 in 1995.

As of September 30, 1997, minimum rental payments under noncancelable operating leases were as follows:


                          YEAR          AMOUNT
                      ------------   ------------
                          1997         $166,928
                          1998          103,125
                                     ------------
                         Total         $270,053
                                     ============


SERVICE CONTRACTS:

The Company has an agreement with an outside contractor to perform warehousing and distribution services for the Fort Worth, Texas facility. The services include staffing and managing personnel, provision of all equipment, material, and services in order to maintain the facility, and the design of a warehouse management system. The agreement was terminated in May 1997. The Company incurred a charge of $150,000 which is classified in other income and expense related to the early termination of the contract. Total service contract expense was $91,322 in 1997; $204,844 in 1996, and $212,415 in 1995.


CONTINGENCIES:

The Company has agreements with certain customers and vendors which include potential rebates, commissions and other liabilities upon the fulfillment of certain terms and conditions. Management has estimated and recorded contingent liabilities of approximately $145,362 and $690,000 at September 30, 1997 and 1996, respectively, related to these agreements and other potential liabilities.

NOTE 10 - PROFIT SHARING AND DEFERRED COMPENSATION PLAN:

The Company has a noncontributory profit sharing plan which covers substantially all employees and provides benefits upon retirement, death or termination of employment. Amounts attributable to participant accounts are based on their compensation and the meeting of a required vesting schedule. The plan provides for contributions determined annually by the Board of Directors. The Company's policy is to currently fund all contributions determined by the Board of Directors. The Company has made no contributions for the years ended September 30, 1997, 1996 and 1995.

In April, 1997 the Board of Directors approved a severance and consulting agreement with the former President of the operating subsidiary company, Paris Business Products, Inc., upon his resignation. The agreement provides for guaranteed payments for two years aggregating $164,000 for severance and $164,000 for consulting services, respectively. The Company expensed the entire $328,000 liability in fiscal 1997. The agreement provides for a third year amount of $164,000 if certain levels of profitability are attained by the Company.

In 1995, the Board of Directors approved upon the termination of his employment, the payment to the President and Chairman of the Board, of $100,000 per year for four years in recognition of past services. Accordingly, $400,000 in deferred compensation liability was recognized and included in the 1995 financial statements. As a result of the losses from operations in 1996, the Board of Directors terminated the Chairman's deferred compensation plan. Accordingly, the $400,000 liability was reversed in 1996 as a reduction of general and administrative expenses.

NOTE 11 - SEGMENT INFORMATION:

The Company currently operates in three basic segments or lines of business. These segments are (1) stock continuous forms and cut sheets, (2) custom continuous forms and cut sheets, and (3) office products, including computer/printer hardware and software products. The following table sets forth certain financial information with respect to these segments and reconciles such information to the consolidated financial statements.

                                                           YEAR-ENDED SEPTEMBER 30,
                                              --------------------------------------------------------
                                                   1997                 1996                 1995
                                              --------------       --------------       --------------
Net sales of products and services:
  Stock forms                                   $41,855,871          $48,231,271          $55,283,756
  Custom forms                                    5,938,617            7,232,703            8,823,616
  Office products, hardware/software              3,879,437            1,978,053              808,989
      Total                                     $51,673,925          $57,442,027          $64,916,361
                                              ==============       ==============       ==============
Segment operating income (loss):
  Stock forms:                                  $(2,742,349)         $(4,460,757)          $6,289,470
  Custom forms                                      291,784             (159,855)            (581,486)
  Office products, hardware/software               (492,929)            (999,189)            (398,654)
  Corporate                                        (428,393)             124,376              412,913
                                              --------------       --------------       --------------
      Total                                     $(3,371,887)         $(5,495,425)          $5,722,243
                                              ==============       ==============       ==============
Corporate Consolidated income (loss) before
 taxes:
  Segment operating income (loss)               $(3,371,887)         $(5,495,424)          $5,722,243
  Interest expense                                 (316,807)            (347,113)            (203,299)
  Other  income (expense) items                     391,293              685,082             (237,328)
                                              --------------       --------------       --------------
      Total                                     $(3,297,401)         $(5,157,455)          $5,281,616
                                              ==============       ==============       ==============
Assets:
  Stock forms                                    $8,964,771          $12,844,233          $23,488,774
  Custom forms                                    2,028,064            2,921,664            3,228,294
  Corporate                                      12,483,928           12,975,104           14,471,200
                                              --------------       --------------       --------------
      Total consolidated                         23,476,763          $28,741,001          $41,188,268
                                              ==============       ==============       ==============
Capital expenditures:
   Stock forms                                      $64,134             $190,683             $122,812
   Custom forms                                       8,697               85,258              599,214
   Corporate                                         49,024              179,990              199,473
                                              --------------       --------------       --------------
       Total consolidated                          $121,855             $455,931             $921,499
                                              ==============       ==============       ==============
Depreciation expense:
   Stock forms                                     $425,974             $451,835             $287,472
   Custom forms                                     227,020              263,688              477,500
   Corporate                                        436,009              418,797              370,136
                                              --------------       --------------       --------------
       Total consolidated                        $1,089,003           $1,134,320           $1,135,108
                                              ==============       ==============       ==============

Segment operating income is determined by deducting from sales of products and services, cost of products sold, and selling, general and administrative expenses directly related or allocable to the segment. Not included in segment operating income are certain income and expense items such as interest income and expense, other income and income taxes.

During the years ended September 30, 1996 and 1995, net sales to one stock customer accounted for approximately 24% and 35% of the total net sales, respectively. The same customer accounted for 28% and 20% of the accounts receivable balance at September 30, 1996 and 1995, respectively.

NOTE 12 - QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                 QUARTER  ENDED
                                         ---------------------------------------------------------------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           DEC 31           MAR 31            JUN 30           SEPT 30
                                         ----------       ----------        ----------        ---------
1997:
Net sales                                  $14,928          $12,796           $12,468          $11,482
Gross profit                                 1,026              359               462              411
Income (loss) before taxes                    (610)            (897)             (920)            (870)
Net  income (loss)                            (403)            (592)             (618)            (856)
Earnings (loss) per share                   $(0.11)          $(0.16)           $(0.17)          $(0.24)

1996:
Net Sales                                  $16,603          $13,500           $14,218          $13,121
Gross profit                                   836             (134)              (36)             (11)
Income (loss) before taxes                    (387)          (2,109)           (1,872)            (789)
Net  income (loss) (1)                        (255)          (1,392)           (1,236)            (518)
Earnings (loss) per share                   $(0.07)          $(0.37)           $(0.33)          $(0.15)

1995:
Net sales                                  $14,017          $19,403           $16,741          $14,755
Gross profit                                 1,839            4,070             3,560            2,482
Income before taxes                            547            1,452             1,915            1,367
Net income (loss)                              361              958             1,164              968
Earnings per share                           $0.10            $0.26             $0.30            $0.25

(1) Net income for the quarter ended December 31, 1995, previously reported as $405 is restated above to ($255) due to the correction of an error.

NOTE 13 - OTHER EXPENSE (INCOME), NET:

Other expense (income), net, consists of the following at September 30, 1997, 1996 and 1995:


                                                                           YEAR ENDED SEPTEMBER 30,
                                                                   -------------------------------------------
                                                                      1997            1996            1995
                                                                   ----------      ----------       ----------
Gain on marketable securities                                      $(473,240)      $(861,459)       $(376,204)
(Gain)/loss on sale of property, plant, and equipment                (88,453)        (46,066)         367,907
Equity in joint venture losses, and other expenses                    59,563         431,972          217,390
Interest income                                                     (124,713)       (152,373)        (184,596)
Service contract settlement                                          150,000
Other, net                                                            85,550         (57,157)         212,832
                                                                   ----------      ----------        ---------
Total                                                              $(391,293)      $(685,082)        $237,328
                                                                   ==========      ==========        =========

                             REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS
                          ============================



To the Shareholders and Board of Directors,
Paris Corporation
Burlington, New Jersey

  We have audited the accompanying consolidated balance sheets of Paris Corporation and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paris Corporation and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in
the period   September 30, 1997 in conformity with generally accepted accounting principles.



Parente, Randolph, Orlando, Carey and Associates
Media, Pennsylvania
November 14, 1997

                               PARIS CORPORATION
                               -----------------
                                  SCHEDULE II
                                  -----------
                       VALUATION AND QUALIFYING ACCOUNTS
                       ---------------------------------


                                  Balance at beginning  Additions charged to               Balance at
                                       of period         cost and expenses    Deductions  end of period
                                  --------------------  --------------------  ----------  -------------

For the year ended
 September 30, 1997:
      Allowance for
        doubtful accounts:               $  415,536              $240,000      $ 28,497     $  627,039
     Allowance for
        contingency reserve:             $  690,000              $      0      $544,638     $  145,362
     Allowance for
        inventory obsolescence           $  989,990              $406,164      $ 81,235     $1,314,919

For the year ended
 September 30, 1996:
      Allowance for
        doubtful accounts:               $  505,379              $ 40,000      $129,843     $  415,536
      Allowance for
        contingency reserve:             $        0              $690,000      $      0     $  690,000
      Allowance for
        inventory obsolescence           $1,078,588              $      0      $ 88,598     $  989,990

For the year ended
September 30, 1995:
  Allowance for
   doubtful accounts:                    $  449,403              $330,000      $274,024    $   505,379
  Allowance for
   inventory obsolescence                $  544,584              $534,004      $      0     $1,078,588


ITEM 9 - CHANGES IN AND DISAGREEMENTS OF ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                             REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES
                        --------------------------------


To The Shareholders and
 Board of Directors
Paris Corporation
Burlington, New Jersey:

   We have audited the consolidated financial statements of Paris Corporation and subsidiaries as of September 30, 1997 and 1996, and for each of the three years in the period ended September 30, 1997, and have issued our report thereon dated November 14, 1997; such consolidated financial statements and report are included elsewhere in this Form 10K. Our audits also included the financial statement schedules of Paris Corporation and subsidiaries listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedules based on our audits. In our opinion, such financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Parente, Randolph, Orlando, Carey & Associates
Media, Pennsylvania
November 14, 1997

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Directors of the Company are elected for a term of one year. The current Directors and Officers of the Company, together with their ages, positions, backgrounds, and business experiences are set forth below:


NAME                         AGE  POSITION WITH THE COMPANY
----                         ---  -------------------------

Dominic P. Toscani, Sr.       69  President, Chief Executive
(4)                               Officer, Treasurer and
                                  Chairman of the Board of
                                  Directors

Dominic P. Toscani, Jr.       39  Secretary and Director
(2), (4)

Gerard M. Toscani             37  Senior Vice President
(3), (4)                          and Director

Thomas A. Baglio              36  Vice President of Retail Sales

Jim Grey                      43  Vice President of Custom Sales

John A. Whiteside             49  Chief Financial Officer

Donald Velardi                55  Director of Information Services

Palmer E. Retzlaff            66  Director
(2), (3)

Frank A. Mattei, M.D.         76  Director
(1), (2)

Oscar Tete                    73  Director
(1)

John V. Petrycki              57  Director
(1), (3)

Scott Gillespie               39  Director
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

  Dominic P. Toscani, Jr. became a Director of the Company in 1992. Since May 1, 1997 his position as an officer is Secretary only. The Company entered into a three year Consultant Contract with him on that date. Previously, he was Senior Vice President and Secretary since fiscal 1990 and was the Company's Vice President of Operations since January 1987. He previously served as Operations Manager since 1982.

  Gerard M. Toscani became a Director of the Company in 1992. He was appointed Senior Vice President during fiscal 1990 and was the Company's Vice President of Sales and Marketing since January 1987. He previously served as Sales and Marketing Manager since September 1982.

  Thomas A. Baglio currently is the Vice President of Retail Sales. He served as Regional Sales Manager for the Company since January 1991. For the three years prior to January 1991 he was a Sales Manager with SCM Allied Paper.

  Jim Grey currently is the Vice President of Custom Sales. He has been with the Company over ten years and has previously served as General Manager of the New Jersey facility.

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

  Scott Gillespie was elected to the Board of Directors in January 1997. Mr. Gillespie is Vice President of Alex Brown & Sons in New York City.

ITEM 11 - SUMMARY COMPENSATION

  The following table contains information regarding the individual compensation of the seven most highly compensated officers of the Company in fiscal years 1997, 1996 and 1995.

                           SUMMARY COMPENSATION TABLE

                                                                  Annual Compensation
                                                   -----------------------------------------------
                                                                                       Other
             Name and                   Fiscal                                         Annual
        Principal Position               Year       Salary         Bonus           Compensation (1)
--------------------------------------------------------------------------------------------------
Dominic P. Toscani, Sr.                  1997      $268,040            0                $8,000
Chairman of the Board                    1996      $303,102        $20,000              $8,000
and President                            1995      $285,362        $50,000              $8,000

Dominic P. Toscani, Jr.                  1997      $145,232            0                $8,000
Senior Vice President                    1996      $198,712        $20,000              $8,000
and Secretary                            1995      $179,092        $62,500              $8,000

Gerard M. Toscani                        1997      $177,622            0                $8,000
Senior Vice President                    1996      $198,712        $20,000              $8,000
                                         1995      $179,092        $62,500              $8,000

Thomas A. Baglio                         1997      $115,958            0                $    0
Vice President of Sales                  1996      $120,641        $ 5,000              $    0
                                         1995      $110,962        $10,000              $    0

James Grey                               1997      $ 85,444            0                $2,000
Vice President of  Operations            1996      $ 83,923        $ 5,000              $2,000
                                         1995      $ 77,212        $13,000              $2,350

John A. Whiteside                        1997      $ 94,521            0                $    0
Chief Financial Officer                  1996      $ 94,415        $ 5,000              $    0
                                         1995      $ 84,144        $10,000              $    0

Donald G. Velardi                        1997      $ 71,420            0                $    0
Director of Information Services         1996      $ 71,334        $ 5,000              $    0
                                         1995      $ 67,192        $ 7,000              $    0

(1)  Represents the use of a company car.

     All officers serve at the discretion of the board of Directors and are appointed to their respective offices for one year term.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT


                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                             (AS NOVEMBER 14, 1997)


Title of      Name and Address of        Amount and Nature of    Percent of
Class           Beneficial Owner       Beneficial Ownership (1)   Class (1)
--------      -------------------      ------------------------  -----------
Common        Dominic P. Toscani (2)          1,090,198               30%
Stock         and Nancy C. Toscani
              122 Kissel Road
              Burlington, NJ  08016

Common        Frank A. Mattei                 1,064,831             29.3%
Stock         1016 Mercer Street
              Cherry Hill, NJ  08034

Common        The Caritas Foundation (3)        359,215              9.9%
Stock         700 Hobbs Road
              Wayne, PA  19087

Common        FMR Corporation                   238,500              6.6%
Stock         82 Devonshire Street
              Boston, MA  02109

(1) Based on 3,629,431 shares outstanding and 347,300 options currently exercisable on November 15, 1997.

(2) Includes 955,947 shares personally held; 43,506 shares held by Paris Corporation Profit Sharing Plan of which Mr. Toscani is the Plan Trustee; 14,745 shares held by Toscani Investment Company, a family partnership; and 72,000 options exercisable as of November 15, 1997.

(3) The Caritas Foundation, a tax exempt organization formed under Section 501(C)(3) of the Internal Revenue Code of 1954, as amended, was organized in 1984 by Dominic P. Toscani, Sr. to promote the objectives of free enterprise and to support individual freedom. At the present time Reverend Peter Toscani, O.S.A., is sole trustee of the foundation.


                        SECURITY OWNERSHIP OF MANAGEMENT
                            AS OF NOVEMBER 15, 1997


                                               Number of
Shareholder                                 Shares owned (1)         Percent (1)
-----------                                 ----------------         -----------
Dominic P. Toscani, Sr. (2) (4)                1,090,198                  30%
and Nancy C. Toscani
122 Kissel Road
Burlington, NJ 08016

Frank A. Mattei                                1,064,831                29.3%
1016 Mercer Street
Cherry Hill, NJ 08034

The Caritas Foundation (3)                       359,215                 9.9%

FMR Corporation                                  238,500                 6.6%
82 Devonshire Street
Boston, MA 02109

Gerard M. Toscani (4)                            120,487                 3.3%

Dominic P. Toscani, Jr. (4)                      101,210                 2.8%

Palmer E. Retzlaff                                11,000                   *

Oscar Tete                                         9,102                   *

John Petrycki                                      7,000                   *

All Directors (present and proposed)           2,847,043                78.4%
 and officers as a group (13 persons)(4)

* Less than 1%
(1) Based on 3,629,431 shares outstanding and 347,300 options currently exercisable on November 15, 1997.
(2) Includes 959,947 shares personally held; 43,506 shares held by Paris Corporation Profit Sharing Plan of which Mr. Toscani is the Plan Trustee; 14,745 shares held by Toscani Investment company, a family partnership; and 72,000 options exercisable as of November 15, 1997.
(3)  The Caritas Foundation, a tax exempt organization formed under Section 501
     (c) (3) of the Internal Revenue code of 1954, as amended, was organized in
     1984 by Dominic P. Toscani, to promote the    objectives of free enterprise
     and to support individual freedom. At the present time Reverend Peter Toscani, O.S.A., is sole trustee of the Foundation. The Foundation's address is 700 Hobbs Road, Wayne, Pennsylvania 19087.
(4) Includes options currently exercisable individually and all officers as a group (264,000).

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


                               PARIS CORPORATION



Date:                              By:    /s/ Dominic P. Toscani
      -----------------------          -----------------------------
                                       Dominic P. Toscani, Sr.,
                                       (President, Chairman Board of Directors)


Date:                               By:   /s/ John A Whiteside
      -----------------------           ----------------------------
                                         John A. Whiteside
                                        (Chief Financial Officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                   SIGNATURES


      /s/ Dominic P. Toscani
------------------------------------        -------------------------------
Dominic P. Toscani, Sr.        (Date)       Frank A. Mattei           (Date)
(President, Chairman Board of Directors)    (Director)


      /s/ John A. Whiteside
------------------------------------        -------------------------------
John A. Whiteside              (Date)       Palmer E. Retzlaff        (Date)
(Chief Financial Officer)                   (Director)

      /s/ Dominic P. Toscani                        /s/ Oscar Tete
------------------------------------        -------------------------------
Dominic P. Toscani, Jr.        (Date)       Oscar Tete                (Date)
(Director)                                  (Director)

      /s/ Gerard M. Toscani
------------------------------------        -------------------------------
Gerard M. Toscani              (Date)       John V. Petrycki          (Date)
(Director)                                  (Director)


------------------------------------
Scott Gillespie                (Date)
(Director)