Form 10-Q
period 1997-12-31
PARIS CORP
filed 1998-02-13
CIK 789660

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  ___________________________________________


                      FOR QUARTER ENDED DECEMBER 31, 1997

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


                 122 KISSEL ROAD, BURLINGTON, NEW JERSEY 08016
                 ---------------------------------------------


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


              NUMBER OF SHARES OUTSTANDING AS OF DECEMBER 31, 1997

                        COMMON STOCK           3,937,517

                               PARIS CORPORATION

                                    CONTENTS

PART I.   FINANCIAL INFORMATION

          ITEM 1.  Financial Statements (Unaudited):                   PAGE

                   Consolidated Balance Sheets - December 31, 1997
                   and September 30, 1997 (audited)                      3

                   Consolidated Statements of Income
                   Three months ended, December 31, 1997 and 1996        4

                   Consolidated Statements of Cash Flows -
                   Three months ended, December 31, 1997 and 1996        5

                   Notes to Consolidated Condensed
                   Financial Statements                                  6

          ITEM 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         7-8

PART II.  OTHER INFORMATION (Items 1, 2, 3, & 5 - not applicable)

          ITEM 4.  Submission of Matters to a Vote of Security Holders   9

          ITEM 6.  Exhibits and Reports on Form 8-K                      9

                   Signatures of Registrant                              10

                               PARIS CORPORATION
                           CONSOLIDATED BALANCE SHEET

(IN THOUSANDS)

ASSETS

                                                   12-31-97     9-30-97
                                                 (UNAUDITED)   (AUDITED)
                                                 ----------    --------
Current assets:
 Cash and cash equivalents                        $   2,663    $ 2,742
 Marketable securities                                3,703      3,476
 Accounts receivable                                  4,667      4,774
 Inventories                                          3,758      4,592
 Recoverable income taxes                               922        922
 Prepaid expenses                                       345        267
 Deferred income taxes                                1,377      1,187
                                                  ---------   --------

   Total current assets                              17,435     17,960

Property, plant and equipment, net                    5,023      5,098
Noncurrent deferred income taxes                        201        201
Other assets                                            194        218
                                                  ---------   --------

   Total Assets                                   $  22,853   $ 23,477
                                                  =========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Note payable, bank                                 4,452      3,932
   Accounts payable and accrued expenses              2,680      3,360
   Accrued payroll and related expenses                 265        337
     Current deferred income taxes                      305        305
                                                    -------    -------

      Total current liabilities                       7,702      7,934

Noncurrent deferred income taxes                        875        842
                                                    -------    -------

      Total Liabilities                               8,577      8,776
                                                    -------    -------

Commitments:
Shareholders' equity:
   Common stock                                          16         16
   Additional paid in capital                         8,588      8,588
   Retained earnings                                  7,508      7,813
   Unrealized gain on marketable securities              24         24
   Treasury stock                                    (1,860)    (1,740)
                                                    -------    -------

      Total Shareholders' Equity                     14,276     14,701
                                                    -------    -------

      Total Liabilities and Shareholders' Equity    $22,853    $23,477
                                                    =======    =======

                            See accompanying notes.

                               PARIS CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                   UNAUDITED

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     THREE MONTHS   THREE MONTHS
                                         ENDED          ENDED
                                       12-31-97        12-31-96
                                     ------------   ------------
Net sales                              $    9,406   $   14,928

Cost of products sold                       8,852       13,902
                                       ----------   ----------

Gross profit                                  554        1,026
                                       ----------   ----------

Selling expenses                              446          680
General and administrative expenses           583          884
Interest expense                               84           81
Other income, net                             (97)          (9)
                                       ----------   ----------

Loss before taxes                            (462)        (610)
Income tax benefit                           (157)        (207)
                                       ----------   ----------

Net loss                               $     (305)  $     (403)
                                       ==========   ==========

Weighted average common and
equivalent shares outstanding           3,567,460    3,636,459

Earnings per share - basic             $    (0.09)  $    (0.11)
                                       ==========   ==========

Earnings per share - diluted           $    (0.09)  $    (0.11)
                                       ==========   ==========

                            See accompanying notes.

                               PARIS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED

(IN THOUSANDS)                                         THREE MONTHS    THREE MONTHS
                                                           ENDED           ENDED
                                                          12-31-97       12-31-96
                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $    (305)     $    (403)
                                                         ---------      ---------
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation                                               244            276
    Gain on sale of marketable securities                      (62)           (25)
    Provision for losses on accounts receivable                 30             60
    Deferred income tax credit                                (157)             0

  (Increase) decrease in:
    Accounts receivable                                         77           (612)
    Inventories                                                834          1,315
    Prepaid expenses                                           (78)            16
    Other assets                                                24            (90)

  Increase (decrease) in:
    Accounts payable and accrued expenses                     (680)          (304)
    Accrued payroll and related expenses                       (72)           200
    Income taxes payable, current                                0           (204)
                                                         ---------      ---------

     Total adjustments                                         160            632
                                                         ---------      ---------

  Net cash provided by (used in) operating activities         (145)           229
                                                         ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities                   66            904
  Purchase of marketable securities                           (231)          (266)
  Purchase of property, plant and equipment                   (169)           (51)
                                                         ---------      ---------

   Net cash provided by (used in) investing activities        (334)           587
                                                         ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                                  (120)           (30)
  Proceeds of working capital line of credit                   520              0
                                                         ---------      ---------

  Net cash provided by (used in) financing activities          400            (30)

Net increase (decrease) in cash and cash equivalents           (79)           786
Cash and cash equivalents at beginning of period             2,742            650
                                                         ---------      ---------

Cash and cash equivalents at end of period               $   2,663      $   1,436
                                                         =========      =========

Supplemental disclosures of cash flow information:
  Cash paid for interest expense                         $      84      $      81
  Cash paid for income taxes                             $       0      $       0

                            See accompanying notes.

                               PARIS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements for the three month periods ended December 31, 1997 and December 31, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which the Company believes necessary for a fair presentation of the financial position and operating results for the interim periods. The Summary of Accounting Policies and Notes to the Consolidated Financial Statements included in the September 30, 1997 Form 10-K should be read in conjunction with the accompanying statements. The interim operating results are not necessarily indicative of the results for a full year.

2. The Company has agreements with certain customers and vendors which include potential rebates, commissions and other liabilities upon the fulfillment of certain terms and conditions. Management had estimated and recorded contingent liabilities of approximately $145,000 at September 30, 1997 related to these agreements and other potential liabilities. During the three months ended December 31, 1997 management has not changed the estimated contingent liability.

3. The Company has adopted FASB #128, "Earnings Per Share" as required. Due to the anti-dilutive effect of employee stock options outstanding in the computation of earnings per share, basic and fully diluted earnings per share are identical.

4. Inventories consist of the following at December 31, 1997 and September 30, 1997:

                                     12/31/97     9/30/97
                                     --------     -------
               Raw materials       $1,126,855  $1,690,741

               Work in progress        59,164      91,721

               Finished goods       2,572,006   2,809,372
                                   ----------  ----------

                                   $3,758,025  $4,591,834
                                   ==========  ==========

                               PARIS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
                             ---------------------
                               DECEMBER 31, 1997
                               -----------------

------------------------------------------------------------------------------------------------------------------------
                                                                                THREE MONTHS
------------------------------------------------------------------------------------------------------------------------
                                                                                             $                %
                                                         1997             1996             CHANGE           CHANGE
------------------------------------------------------------------------------------------------------------------------
Net Sales                                               $9,406           $14,928           $(5,521)              -37%
------------------------------------------------------------------------------------------------------------------------
Cost of sales                                            8,852            13,902            (5,050)              -36%
------------------------------------------------------------------------------------------------------------------------
Gross profit                                               554             1,026              (472)              -46%
------------------------------------------------------------------------------------------------------------------------
Selling                                                    446               680              (234)              -34%
------------------------------------------------------------------------------------------------------------------------
General and administrative expenses                        583               884              (301)              -34%
------------------------------------------------------------------------------------------------------------------------
Interest expense                                            84                81                 3                 4%
------------------------------------------------------------------------------------------------------------------------
Other (income) expense                                     (97)               (9)              (88)              978%
------------------------------------------------------------------------------------------------------------------------
Pretax loss                                               (462)             (610)              148               -24%
------------------------------------------------------------------------------------------------------------------------
Income tax benefit                                        (157)             (207)               96               -46%
------------------------------------------------------------------------------------------------------------------------
Net loss                                                $ (305)          $  (403)          $    52               -13%
------------------------------------------------------------------------------------------------------------------------

GROSS PROFIT
------------

Gross profit for the three months ended December 31, 1997 of $554M decreased $472M or 46% as compared to the same quarter in the prior year. Sales of $9406M decreased $5521M or 37% and cost of sales of $8852M decreased $5050M or 36%.

Sales Factors
-------------

Sales of stock continuous forms of $5203M decreased $4145M or 44% due principally to a decline in unit volume. Over 60% of the unit volume shortfall resulted from the loss of the Company's two largest customers. Competitive pressure on stock form prices eased during the quarter with average sell prices up 11% on a year to year basis.

During the quarter, the Company exited the computer hardware business with sales declining to $82M compared to $1880M in the same quarter last year when one large retail customer purchased a large quantity of computer scanners.

Custom forms sales of $1571M declined $140M from the same quarter last year.

Value-added cut sheet products distributed through the retail channel continued to gain strength with a 44% increase in quarterly sales, growing from $738M to $1066M, an increase of $328M.

Sales rebates, discounts and allowances of $187M decreased $343M from $530M last year primarily due to the exit from the computer hardware business.

Cost factors
------------

Cost of stock continuous forms declined $3433M or 43% consistent with the same rate of unit volume shortfall.

Scanner product costs declined 95% or $1660M as sales volume declined at an equal rate due to the abandonment of this product line.

Retail cut sheet costs accelerated at a faster pace than sell prices resulting in an increase of cost of sales in the product group of 66% or $308M.

Freight costs declined $302M or 40% in the first quarter compared to last year due to tighter management controls on both the cost of shipping and the pass-through of freight cost to the customer.

Unfavorable capacity utilization and production efficiency variances accounted for increased cost of $262M in the quarter.

OPERATING EXPENSES
------------------

The Company continued to pursue an aggressive cost reduction program to reduce operating costs consistent with the decline in sales volume. As a result, operating expenses were reduced 34% on a quarter to quarter basis from $1564M to $1029M or $534M due to reductions in salaries and wages via reductions in force of $198M, tighter travel and entertainment cost controls of $76M, elimination of marketing costs for catalogs, shows, market development funds and samples of $138M, telephone savings of $30M, and reductions in legal costs, professional fees, office expenses, commissions, and other administrative costs aggregating $100M.

OTHER INCOME AND EXPENSES
-------------------------

Other income, net increased $88M due to 1) elimination of losses in a 44% joint venture from the prior year of $32M; and 2) realized investment gains greater than the prior year of $56M.

                       LIQUIDITY AND CAPITAL RESOURCES:
                       --------------------------------

Working capital decreased $293M from $10026M to $9733M and cash/cash equivalents decreased $79M during the three months ended December 31, 1997. Inventories were reduced by 18% or $834M due to the lower sales volume level. Accounts payable and accrued expenses were also reduced in the amount of $680M.

The bank line of credit balance of $4452M at December 31, 1997 was not representative of the average balance for the quarter of approximately $3800M due to timing. The average loan balance was consistent with prior quarters. The line of credit expires December 31, 1998 and is secured by accounts receivable and inventory. The Company can borrow up to $7500M at prime plus 1% on inventory advances and at prime plus 1/2% on receivable advances. Related interest expense was $84M in the current quarter and $81M in the same quarter last year.

Covenant violations of the loan agreement as of September 30, 1997 have not been waived to date by the bank. Upon completion of additional collateral agreements currently in process, such covenant violations will be waived.

The company expects delivery of new sheeting, sorting and wrapping equipment at a cost of approximately $300M in February, 1998. The new equipment will lower unit cost on various cut sheet products and provide additional capacity.

                               PARIS CORPORATION

                                    PART II
                               OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   Exhibits

               Computation of Primary Earnings Per Share

               Average Number of Common Shares
               Outstanding During the Period        3,567,460
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


                                    PARIS CORPORATION



                                    _____________________________
                                    Dominic P. Toscani, Sr.
                                    President and Chairman of
                                    the Board of Directors



                                    _____________________________
                                    John A. Whiteside
                                    Chief Financial Officer



DATE:   January 31, 1998