Form 10-Q
period 1998-03-31
PARIS CORP
filed 1998-05-13
CIK 789660

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  ___________________________________________


                        FOR QUARTER ENDED, MARCH 31,1998

                         COMMISSION FILE NUMBER 0-14358
                                                -------


                               PARIS CORPORATION
                               -----------------
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)


         PENNSYLVANIA                               23-1645493
         ------------                               ----------
(STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)


                122 KISSEL ROAD, BURLINGTON, NEW JERSEY   08016
                -----------------------------------------------


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE 609-387-7300
                                                   ------------


  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.


           YES   X           NO
              -------          -------

                NUMBER OF SHARES OUTSTANDING AS OF MARCH 31,1998

                        COMMON STOCK           3,937,517

                               PARIS CORPORATION

                                    CONTENTS



PART I. FINANCIAL INFORMATION
                                                                   PAGE
        ITEM 1.  Financial Statements (Unaudited):

                 Consolidated Balance Sheets - March 31, 1998
                 and September 30, 1997 (audited).................. 3

                 Consolidated Statements of Income
                 Three months ended, March 31, 1998 and 1997
                 Six months ended, March 31, 1998 and 1997........  4

                 Consolidated Statements of Cash Flows -
                 Six months ended, March 31, 1998 and 1997........  5

                 Notes to Consolidated Condensed
                 Financial Statements.............................  6

        ITEM 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations....  7 - 10


PART II. OTHER INFORMATION (Items 1 through 5 - not applicable)

        ITEM 6.  Exhibits and Reports on Form 8-K.................  10

                 Signatures of Registrant.........................  11

                               PARIS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   UNAUDITED

(IN THOUSANDS)


ASSETS
                                                   3-31-98    9-30-97
                                                             (AUDITED)
                                                   -------   ---------
Current assets:
  Cash and cash equivalents                       $  2,101   $  2,742
  Marketable securities                              4,161      3,476
  Accounts receivable                                3,849      4,774
  Inventories                                        3,794      4,592
  Recoverable income taxes                           1,153        922
  Prepaid expenses                                     266        267
  Deferred income taxes                              1,001      1,187
                                                  --------   --------

    Total current assets                            16,325     17,960

Property, plant and equipment, net                   4,927      5,098
Noncurrent deferred income taxes                       230        201
Other assets                                           184        218
                                                  --------   --------

    Total Assets                                  $ 21,666   $ 23,477
                                                  ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Note payable, bank                              $  3,134   $  3,932
  Accounts payable and accrued expenses              2,899      3,360
  Accrued payroll and related expenses                 306        337
Current deferred income taxes                          245        305
                                                  --------   --------

    Total current liabilities                        6,584      7,934

Noncurrent deferred income taxes                       820        842
                                                  --------   --------

    Total liabilities                                7,404      8,776
                                                  --------   --------

Commitments:
Shareholders' equity:
  Common stock                                          16         16
  Additional paid in capital                         8,588      8,588
  Retained earnings                                  7,520      7,813
  Unrealized gain on marketable securities              24         24
  Treasury stock                                    (1,886)    (1,740)
                                                  --------   --------

    Total shareholders' equity                      14,262     14,701
                                                  --------   --------

    Total Liabilities and Shareholders' Equity    $ 21,666   $ 23,477
                                                  ========   ========

                               PARIS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   UNAUDITED


(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          THREE      THREE       SIX        SIX
                                         MONTHS     MONTHS     MONTHS     MONTHS
                                          ENDED      ENDED      ENDED      ENDED
                                         3-31-98    3-31-97    3-31-98    3-31-97
                                        --------   --------   --------   --------
Net Sales                               $  8,227   $ 12,796   $ 17,632   $ 27,723

Cost of products sold                      7,308     12,437     16,159     26,338
                                        --------   --------   --------   --------

Gross profit                                 919        359      1,473      1,385
                                        --------   --------   --------   --------

Selling expenses                             430        522        875      1,202
General and administrative expenses          561        788      1,145      1,672
Interest expense                              77         79        161        160
Other (income) expense                      (167)      (133)      (264)      (141)
                                        --------   --------   --------   --------

Income (loss) before taxes                    18       (897)      (444)    (1,508)
Provision (benefit) for income taxes           6       (305)      (151)      (513)
                                        --------   --------   --------   --------

Net Income (loss)                       $     12   $   (592)  $   (293)  $   (995)
                                        ========   ========   ========   ========

Weighted average common and            3,552,645  3,650,500  3,552,645  3,650,500
equivalent shares outstanding

Earnings (Loss) per share - basic       $  0.003  $   (0.16)  $  (0.08)  $  (0.27)
                                        ========  =========   ========   ========

Earnings (Loss) per share - diluted     $  0.003  $   (0.16)  $  (0.08)  $  (0.27)
                                        ========  =========   ========   ========

                               PARIS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED

(in thousands)                                             SIX MONTHS   SIX MONTHS
                                                              ENDED        ENDED
                                                              3-31-98      3-31-97
                                                             --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                                                 $   (293)    $   (996)
                                                             --------     --------

  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation                                                  455          560
    Gain on sale of property, plant and equipment                 (58)         (45)
    Gain on sale of marketable securities                        (124)        (164)
    Provision for losses on accounts receivable                    50          120
    Deferred income tax credit                                     75            0

  (Increase) decrease in:
    Accounts receivable                                           875          299
    Inventories                                                   798        1,287
    Recoverable income taxes                                     (232)       1,139
    Prepaid expenses                                                1          (42)
    Other assets                                                   34           24

  Increase (decrease) in:
    Accounts payable and accrued expenses                        (449)      (2,019)
    Accrued payroll and related expenses                          (31)          (6)
                                                             --------     --------

     Total adjustments                                          1,394        1,153
                                                             --------     --------

  Net cash provided by (used in) operating activities           1,101          157
                                                             --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities                     121        1,876
  Purchase of marketable securities                              (682)        (266)
  Purchase of equipment                                          (295)         (74)
  Proceeds from sale of equipment                                  58           45
                                                             --------     --------

   Net cash provided by (used in) investing activities           (798)       1,581
                                                             --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of treasury stock                                      (146)         (30)
 Repayments of working capital line of credit                    (798)           0
                                                             --------     --------

    Net cash provided by (used in) financing activities          (944)         (30)

Net decrease in cash and cash equivalents                        (641)       1,708
Cash and cash equivalents at beginning of period                2,742          650
                                                             --------     --------

Cash and cash equivalents at end of period                   $  2,101     $  2,358
                                                             ========     ========

Supplemental disclosures of cash flow information:
  Cash paid for interest expense                             $    161     $    160
  Cash paid for income taxes                                 $      0     $      0

                               PARIS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



ACCOUNTING POLICIES:

1. The accompanying unaudited interim consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Summary of Accounting Policies and Notes to Consolidated Financial Statements included in the September 30, 1997 Form 10-K should be read in conjunction with the accompanying statements. These statements include all adjustments (consisting only of normal recurring accruals) which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

2. The Company has agreements with certain customers and vendors which include potential rebates, commissions, and other liabilities upon the fulfillment of certain terms and conditions. Management had estimated and recorded contingent liabilities of approximately $145,000 as of September 30, 1997 related to these agreements and other potential liabilities. During the six months ended March 31, 1998, management reduced the liability to $63,000, reflecting lower obligations.

3. The Company has adopted FASB #128, "Earnings Per Share" as required. Due to the anti-dilutive effect of employee stock options outstanding in the computation of earnings per share, basic and fully diluted earnings per share are identical.

4.   Inventories consist of the following at March 31, 1998 and September 30,
1997:


                                     3/31/98    9/30/97
                                   ----------  ----------

               Raw Materials       $1,170,807  $1,690,741
               Work in Progress         2,912      91,721
               Finished Goods       2,620,315   2,809,372
                                   ----------  ----------

                                   $3,794,034  $4,591,834
                                   ==========  ==========

                               PARIS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS
                             ---------------------
                                 MARCH 31, 1998
                                 --------------



                                           THREE MONTHS                                 SIX MONTHS
------------------------------------------------------------------------------------------------------------------
                                                    $        %                                  $         %
                              1998      1997     CHANGE    CHANGE    1998      1997      CHANGE      CHANGE

------------------------------------------------------------------------------------------------------------------
Net Sales                    $8,227   $12,796    ($4,569)    -36%  $17,632   $27,723    ($10,091)         -36%
-------------------------------------------------------------------------------------------------------------
Cost of sales                 7,308    12,437     (5,129)    -41%   16,159    26,338     (10,179)         -39%
-------------------------------------------------------------------------------------------------------------
Gross profit                    919       359        560     156%    1,473     1,385          88            6%
-------------------------------------------------------------------------------------------------------------
Selling                         430       522        (92)    -18%      875     1,202        (327)         -27%
-------------------------------------------------------------------------------------------------------------
General and administrative      561       788       (227)    -29%    1,145     1,672        (527)         -32%
 expenses
-------------------------------------------------------------------------------------------------------------
Interest expense                 77        79         (2)     -3%      161       160           1            1%
-------------------------------------------------------------------------------------------------------------
Other (income) expense         (167)     (133)       (34)    -26%     (264)     (141)       (123)         -87%
-------------------------------------------------------------------------------------------------------------
Pretax loss                      18      (897)       915     102%     (444)   (1,508)      1,064           71%
-------------------------------------------------------------------------------------------------------------
Income taxes                      6      (305)       311     102%     (151)     (513)        362           71%
-------------------------------------------------------------------------------------------------------------
Net loss                     $   12     ($592)  $    604     102%    ($293)    ($995)  $     702           71%
-------------------------------------------------------------------------------------------------------------


GROSS PROFIT
------------

Three Months Comparison

Gross profit for the three months ended March 31, 1998 of $919M increased $560M as compared to the same quarter in the prior year. Sales of $8227M decreased $4569M or 36% and cost of sales of $7308M decreased $5129M or 41%.

Sales factors
-------------

Sales of stock continuous forms of $4326M decreased $4503M or 51% due principally to a decline in unit volume of 57% offset by an increase in the average sell price. The unit volume decline resulted from the loss of the Company's two largest customers.

During the first quarter of FY98, the Company exited the computer hardware business with sales declining to $27M compared to $822M in the same quarter last year.

Custom form sales of $1505M remained flat in comparison to the same quarter last year.

Value-added cut sheet products distributed through the retail channel increased 125% from the comparable quarter last year, growing from $436M to $982, an increase of $546M.

Sales rebates, discounts and allowances of $290M decreased $534M from $824 last year due to the exit from the computer hardware business and the lack of a unit volume rebate on stock computer paper due to the loss of the two customers mentioned above.

Cost factors
------------
The cost of stock continuous form sales of $3845M decreased $3966M or 50% compared to the same period last year, proportionate to the sales decline.

Computer hardware costs declined 96% or $753M as sales volume declined at an equal rate due to the abandonment of this product line.

Value-added cut sheet costs increased $369M or 108% consistent with the increase in product sales.

Freight costs declined $444M or 52% in the second quarter compared to last year due to the decreased sales volume. Also contributing to the decrease was tighter management controls on both the cost of shipping and the pass-through of freight cost to the customer.

Increased capacity utilization and production efficiency variances accounted for decreased costs during the quarter.

SIX MONTHS COMPARISON

Gross profit for the six months ended March 31, 1998 of $1473M represented an increase of $88M or 6% as compared to the same period in the prior year. Sales of $17632M decreased $10091M or 36% and cost of sales of $16159M decreased $10179M or 39%.

Sales factors
-------------
Sales of stock continuous forms decreased $8643M or 48% from $18103M to $9460M consistent with the decline in unit volume.

Computer hardware sales declined $2560M from $2649M to $89M resulting from the Company's decision to discontinue this business during the six month period ended March 31, 1998.

Value-added cut sheet sales were $2048M as compared to $1138M last year representing an increase of $910M due to continued strong demand from inkjet/laser printer users.

Custom forms sales of $3073 decreased $122M or 4% due to a slight decrease in unit volume.

Sales rebate, discounts and allowances decreased $849M.

Cost factors
------------
The cost of stock continuous forms of $8374M decreased $7665M or 48% proportionate to the sales decline.

The cost of hardware sales decreased $2113M or 90% proportionate to the decrease in sales volume.

The cost of value-added cut sheet sales for 1998 were $1482M as compared to $811M last year representing an increase of $671M or 83%.

Freight and distribution costs of $949M were $826M lower than last year for the same reasons stated in the three month comparison.

Greater labor efficiencies and capacity utilization yielded a $69M decrease in manufacturing costs for the current period.

OPERATING EXPENSES
------------------

THREE MONTHS COMPARISON

Operating expenses were reduced $319M or 24% on a quarter-to-quarter basis. The decrease resulted from continual cost reduction efforts in order to reduce operating expenses proportionate with the decline in sales volume. Sales and Marketing expenses were reduced $92M or 18% due to decreased salaries and travel expenses resulting from head count reductions.

General and Administrative expenses were reduced $227M or 29% due to cost savings in salary and wages of $69M, professional fees of $35M, depreciation of $34M, bad debt reserves of $30M reflecting the decline in sales, T&E expense of $24M, and other sundry expenses of $35M.

SIX MONTHS COMPARISON

Operating expenses were reduced $854M or 29% for the six month period. Sales and Marketing expenses were reduced $327 or 27% for the same reasons stated in the three month comparison in conjunction with the elimination of marketing costs for catalogs, shows, market development funds and samples.

General and administrative expenses decreased $527 or 32% as a result of the following cost savings: 1) salary and wages $214M; 2) bad debt reserve $60M; 3) travel & entertainment $50K; 4) professional fees $42M; 5) depreciation $38M; 6) telephone $32M; and 7) other sundry expenses of $91M.


                           OTHER INCOME AND EXPENSES
                           -------------------------

Other income, net increased $34M for the three months ended March 31, 1998 and $123M for the six month period. The increase is due to the elimination of losses in a 44% joint venture from the prior year and greater realized investment income.


                        LIQUIDITY AND CAPITAL RESOURCES:
                        --------------------------------

Working capital decreased $285M from $10.03 million to $9.74 million and cash and cash equivalents decreased $641M during the six months ended March 31, 1998. Inventories were reduced 17% or $798M from $4.6 million to $3.8 million due to the lower sales volume level. Accounts payable and accrued expenses were reduced $461M. Trade receivables decreased from $4.8 million to $3.9 million for the six month period.

The bank line of credit balance was $3134M at March 31, 1998. The line of credit expires December 31, 1998 and is secured by accounts receivable and inventory. The Company can borrow up to $7500M at prime plus 1% on inventory advances and at prime plus 1/2% on receivable advances. Related interest expense was $161M for the six months ended March 31, 1998 and $160M in the comparable period last year.

The Company purchased new sheeting, sorting and wrapping equipment at a cost of $295M during the six month period ending March 31, 1998. The Company anticipates an additional investment of $50M in order to maximize the efficiency of this equipment. The new equipment will lower unit cost on various cut sheet products and provide additional capacity.

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 program will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.





                               PARIS CORPORATION

                                    PART II
                               OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   Exhibits

               Computation of Primary Earnings Per Share

               Average Number of Common Shares
               Outstanding During the Period        3,552,645
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


                                    PARIS CORPORATION



                                    ___________________________
                                    Dominic P. Toscani, Sr.
                                    President and Chairman of
                                    the Board of Directors



                                    ____________________________
                                    William L. Lomanno
                                    Chief Financial Officer



DATE:   May 6, 1998