Form 10-Q
period 1998-06-30
PARIS CORP
filed 1998-08-12
CIK 789660

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  ___________________________________________


                        FOR QUARTER ENDED JUNE 30, 1998

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


                NUMBER OF SHARES OUTSTANDING AS OF JUNE 30, 1998

                        COMMON STOCK           3,937,517

                               PARIS CORPORATION

                                    CONTENTS



PART I.       FINANCIAL INFORMATION

              ITEM 1.  Financial Statements (Unaudited):                 PAGE

                       Consolidated Balance Sheets - June 30, 1998
                       and September 30, 1997 (audited)..................  3

                       Consolidated Statements of Income
                       Three months ended June 30, 1998 and 1997
                       Nine months ended June 30, 1998 and 1997..........  4

                       Consolidated Statements of Cash Flows -
                       Nine months ended June 30, 1998 and 1997..........  5

                       Notes to Consolidated Condensed
                       Financial Statements..............................  6

              ITEM 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations.....  7-10

PART II.   OTHER INFORMATION (Items 1 through 5 - not applicable)

           ITEM 6.  Exhibits and Reports on Form 8-K.....................  11

                    Signatures of Registrant.............................  12

                               PARIS CORPORATION
                           CONSOLIDATED BALANCE SHEET


(in thousands)

ASSETS

                                                                          6/30/98                   9/30/97
                                                                        (UNAUDITED)                (Audited)
                                                                      -------------             -------------
Current assets:
   Cash and cash equivalents                                               $  5,752                  $  2,742
   Marketable securities                                                      4,236                     3,476
   Accounts receivable                                                        3,541                     4,774
   Inventories                                                                3,011                     4,592
   Recoverable income taxes                                                     280                       922
   Prepaid expenses                                                             286                       267
   Deferred income taxes                                                      1,151                     1,187
                                                                      -------------             -------------

      Total current assets                                                   18,257                    17,960

Property, plant and equipment, net                                            1,639                     5,098
Noncurrent deferred income taxes                                                230                       201
Other assets                                                                    176                       218
                                                                      -------------             -------------

      Total Assets                                                         $ 20,302                  $ 23,477
                                                                      =============             =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Note payable, bank                                                      $  1,638                  $  3,932
   Accounts payable and accrued expenses                                      3,062                     3,360
   Accrued payroll and related expenses                                         281                       337
   Current deferred income taxes                                                245                       305
                                                                      -------------             -------------

      Total current liabilities                                               5,226                     7,934

Noncurrent deferred income taxes                                                820                       842
                                                                      -------------             -------------

      Total liabilities                                                       6,046                     8,776
                                                                      -------------             -------------

Commitments:
Shareholders' equity:
   Common stock                                                                  16                        16
   Additional paid in capital                                                 8,588                     8,588
   Retained earnings                                                          7,512                     7,813
   Unrealized gain on marketable securities                                      24                        24
   Treasury stock                                                            (1,884)                   (1,740)
                                                                      -------------             -------------

      Total shareholders' equity                                             14,256                    14,701
                                                                      -------------             -------------

      Total Liabilities and Shareholders' Equity                           $ 20,302                  $ 23,477
                                                                      =============             =============

                             See accompanying notes

                               PARIS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   UNAUDITED



(in thousands, except per share data)


                                                     THREE                 THREE                 NINE               NINE
                                                    MONTHS                MONTHS                MONTHS             MONTHS
                                                     ENDED                 ENDED                 ENDED              ENDED
                                                    6/30/98               6/30/97               6/30/98            6/30/97
                                              ----------------      ----------------      -----------------------------------
Net Sales                                           $    9,178            $   12,468            $   26,810         $   40,192

Cost of products sold                                    8,429                12,006                24,588             38,345
                                              ----------------      ----------------      -----------------------------------

Gross profit                                               749                   462                 2,222              1,847
                                              ----------------      ----------------      -----------------------------------

Selling expenses                                           378                   469                 1,254              1,671
General and administrative expenses                        488                   826                 1,633              2,498
Interest expense                                            72                    70                   233                230
Other (income) expense                                    (177)                   17                  (443)              (124)
                                              ----------------      ----------------      -----------------------------------

Loss before taxes                                          (12)                 (920)                 (455)            (2,428)
Income tax benefit                                          (4)                 (302)                 (155)              (815)
                                              ----------------      ----------------      -----------------------------------

Net loss                                            $       (8)           $     (618)           $     (300)        $   (1,613)
                                              ================      ================      ===================================


Weighted average common and                          3,553,645             3,650,000             3,553,645          3,650,000
Equivalent shares outstanding

Earnings (loss) per share  basic                       $(0.002)               $(0.17)               $(0.08)            $(0.44)
                                              ================      ================      ===================================

Earnings (loss) per share  diluted                     $(0.002)               $(0.17)               $(0.08)            $(0.44)
                                              ================      ================      ===================================



                             See accompanying notes

                               PARIS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED

(IN THOUSANDS)                                                                   Nine                       NINE
                                                                                MONTHS                     MONTHS
                                                                                ENDED                       ENDED
                                                                               6-30-98                    6-30-97
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                       $   (300)                  $ (1,613)
                                                                          ---------------             --------------
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation                                                                      626                        832
    Gain on sale of property, plant and equipment                                    (107)                       (71)
    Gain on sale of marketable securities                                            (224)                       (41)
    Provision for losses on accounts receivable                                        90                        180
    Increase in deferred income taxes                                                 (75)                      (412)

  (Increase) decrease in:
    Accounts receivable                                                             1,143                        494
    Inventories                                                                     1,581                      1,007
    Recoverable income taxes                                                          642                        992
    Prepaid expenses                                                                  (19)                         1
    Other assets                                                                       42                         91

  Increase (decrease) in:
    Accounts payable and accrued expenses                                          (1,321)                      (939)
    Accrued payroll and related expenses                                              (56)                        37
                                                                          ---------------             --------------

      Total adjustments                                                             2,322                      2,171
                                                                          ---------------             --------------

  Net cash provided by (used in) operating activities                               2,022                        558
                                                                          ---------------             --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities                                         224                      2,057
  Purchase of marketable securities                                                  (760)                      (582)
  Purchase of property, plant and equipment                                          (349)                        85
  Proceeds from sale of property, plant and equipment                               4,311                        (91)
                                                                          ---------------             --------------

  Net cash provided by (used in) investing activities                               3,426                      1,469
                                                                          ---------------             --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                                                         (144)                       (30)
  Repayments of working capital line of credit                                     (2,294)                      (894)
                                                                          ---------------             --------------

   Net cash provided by (used in) financing activities                             (2,438)                      (924)

Net increase in cash and cash equivalents                                           3,010                      1,103
Cash and cash equivalents at beginning of period                                    2,742                        650
                                                                          ---------------             --------------

Cash and cash equivalents at end of period                                       $  5,752                   $  1,753
                                                                          ===============             ==============

Supplemental disclosures of cash flow information:
  Cash paid for interest expense                                                 $    233                   $    230
  Cash paid for income taxes                                                     $      0                   $  1,086


                             See accompanying notes

                               PARIS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



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

2. The Company has agreements with certain customers and vendors which include potential rebates, commissions, and other liabilities upon the fulfillment of certain terms and conditions. Management had estimated and recorded contingent liabilities of approximately $145,000 as of September 30, 1997 related to these agreements and other potential liabilities. During the nine months ended June 30, 1998, management reduced the liability to $45,000, reflecting lower obligations.

3. The company has adopted FASB #128, "Earnings Per Share" as required. Due to the anti-dilutive effect of the employee stock options outstanding in the computation of earnings per share, basic and fully diluted earnings per share are identical.

4. Inventories consist of the following at June 30, 1998 and September 30, 1997:

                                      6/30/98     9/30/97
                                   ----------  ----------
               Raw Materials       $  836,409  $1,690,741

               Work in Progress        93,413      91,721

               Finished Goods       2,081,386   2,809,372
                                   ----------  ----------

                                   $3,011,208  $4,591,834
                                   ==========  ==========

                               PARIS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS
                             ---------------------
                                 JUNE 30, 1998
                                 -------------



                                                THREE MONTHS                                   NINE MONTHS
-------------------------------------------------------------------------------------------------------------------------
                                                       $       %                                       $            %
                                 1998      1997     CHANGE   CHANGE             1998      1997       CHANGE       CHANGE
-------------------------------------------------------------------------------------------------------------------------
Net Sales                       $9,178   $12,468    ($3,290)    (26%)         $26,810   $ 40,192    ($13,382)    (33%)
-------------------------------------------------------------------------------------------------------------------------
Cost of sales                    8,429    12,006     (3,577)    (30%)          24,588     38,345     (13,757)    (36%)
-------------------------------------------------------------------------------------------------------------------------
Gross profit                       749       462        287      62%            2,222      1,847         375      20%
-------------------------------------------------------------------------------------------------------------------------
Selling                            378       469        (91)    (19%)           1,254      1,671        (417)    (25%)
-------------------------------------------------------------------------------------------------------------------------
General and administrative
 expenses                          488       826       (338)    (41%)           1,633      2,498        (865)    (35%)
-------------------------------------------------------------------------------------------------------------------------
Interest expense                    72        70          2       3%              233        230           3       1%
-------------------------------------------------------------------------------------------------------------------------
Other (income) expense            (177)       17       (194) (1,141%)            (443)      (124)       (319)    257%
-------------------------------------------------------------------------------------------------------------------------
Pretax loss                        (12)     (920)       908     (99%)            (455)    (2,428)      1,973     (81%)
-------------------------------------------------------------------------------------------------------------------------
Income taxes                        (4)     (302)       298     (99%)            (155)      (815)        660     (81%)
-------------------------------------------------------------------------------------------------------------------------
Net loss                           ($8)    ($618)  $    610     (99%)           ($300)   ($1,613)  $   1,313     (81%)
-------------------------------------------------------------------------------------------------------------------------


Gross Profit
------------

THREE MONTHS COMPARISON

Gross profit for the three months ended June 30, 1998 of $749M increased $287M or 62% as compared to the same quarter in the prior year. Sales of $9178M decreased $3290M or 26% and cost of sales of $8429M decreased $3577M or 30%.

Sales factors
-------------

Sales of stock continuous forms of $4352M decreased $4830M or 52% due principally to a decline in unit volume of 56% offset by a slight increase in the average sell price. The unit volume decline resulted from the loss of the Company's two largest customers.

During the first quarter of FY98, the Company exited the computer hardware business with sales declining to $13M compared to $175M in the same quarter last year.

Value-added cut sheet products distributed through the retail channel increased 207% from the comparable quarter last year, growing from $521M to $1600M, an increase of $1079M.

Custom forms sales of $1566M increased 10% from $1421 for the same quarter last year.

Sales rebates, discounts and allowances of $181M decreased $541M from $722M last year due to the exit from the computer hardware business and the lack of a unit volume rebate on stock computer paper due to the loss of the two customers mentioned above.

Cost factors
------------
The cost of stock continuous form sales of $3782M decreased $4009M or 51% compared to the same period last year, proportionate to the sales decline.

Computer hardware costs declined 90% or $163M as sales volume declined at the equal rate due to the abandonment of this product line.

The cost of sales of commodity cut sheets of $1076 decreased $42M or 3% due to favorable mill pricing.

Value-added cut sheet costs increased $961M, disproportionate to the increase in sales due to competitive price pressures.

Freight costs and distribution costs declined $347M or 46% in the third quarter compared to last year due to the decreased sales volume. Also contributing to the decrease was tighter management controls on both the costs of shipping and the pass-through of freight cost to the customer.

NINE MONTHS COMPARISON

Gross profit for the nine months ended June 30, 1998 of $2222M represented an increase of $375M or 20% as compared to the same period in the prior year.
Sales of $26810M decreased $13382M or 33% and cost of sales of $24588M decreased $13757M or 36%.

Sales factors
-------------
Sales of stock continuous forms of $13812M decreased $13474M or 49% due to a decline in unit volume of 54% partially offset by an increase in average sell price.

Hardware sales of $103M declined $2722M or 96% resulting from the Company's decision to discontinue this business during the nine month period ended June 30, 1998.

Value-added cut sheet sales were $3647M as compared to $1659M last year representing an increase of $1988M or 119% due to continued strong demand from ink jet/laser printer users in conjunction with an increased customer base among prominent retail stores.

Custom forms sales of $4628M increased $12M from $4616M from the prior year.

Sales rebates, discounts and allowances decreased $1390M.

Cost factors
------------
The cost of stock continuous forms of $12155M decreased $14649M or 54% proportionate to the sales decline.

The cost of hardware sales decreased $2607 or 91% proportionate to the decrease in sales volume.

The cost of value-added cut sheet sales for FY98 were $2822M as compared to $1384M last year representing an increase of 103%.

Freight and distribution costs of $1395M were $1254 lower than last year for the same reasons stated in the three month comparison.

Greater labor efficiencies and capacity utilization yielded a $84M decrease in manufacturing costs for the current period.

OPERATING EXPENSES
------------------

THREE MONTH COMPARISON

Operating expenses were reduced $429M or 33% on a quarter to quarter basis. The decrease resulted from continual cost reduction efforts in order to reduce operating expenses proportionate with the decline in sales volume. Sales and Marketing expenses were reduced $91M or 19% due to decreased salaries and travel expenses resulting from head count reductions.

General and Administrative expenses were reduced $338M or 40% due to cost savings in salary and benefits of $169M, professional fees of $32M, depreciation of $44M, bad debt reserves of $30M reflecting the decline in sales, telephone expense of $16M, and other sundry expenses of $47M.

SIX MONTH COMPARISON

Operating expenses were reduced $1282 or 30% for the nine month period. Sales and Marketing expenses were reduced $417M or 24% and general and administrative expenses decreased $865M or 35% for the same reasons stated in the three month comparison.


OTHER INCOME AND  EXPENSE
-------------------------

Other income, net increased $194M for the three months ended June 30, 1998 and $319M for the nine month period. The increase is due to an expense of $150M in the third quarter of FY97 for the settlement in the termination of a warehouse agreement. Greater realized investment income during FY98 also contributed to the increase in other income.

Interest expense remained constant increasing $2M to $72M during the three months ended June 30, 1998, and increasing $3M to $233M during the nine month period.


                        LIQUIDITY AND CAPITAL RESOURCES:
                        --------------------------------

Working capital increased $3005M from $10.03 million to $13.03 million and cash and cash equivalents increased $3010M during the nine months ended June 30, 1998. Inventories were reduced $1581M or 34% from $4.6 million to $3.0 million due to the lower sales volume. Accounts payable and accrued expenses were reduced $298M. Trade receivables decreased from $4.8 million to $3.5 million for the nine month period.

The bank line of credit balance was $1638M at June 30, 1998 and is secured by accounts receivable and inventory. The Company can borrow up to $7500M at prime plus 1% on inventory advances and at prime plus 1/2% on receivable advances. Related interest expense was $233M for the nine months ended June 30, 1998 and $230M in the comparable period last year.

The Company sold the land and building of their corporate headquarters and manufacturing facility located in Burlington, NJ in a sales-lease back transaction in May of 1998. The lease term is three years.

The net sales proceeds were $4253M and the gain realized was $1071M. The gain will be recognized over the three year term of the lease. The gain recognized during the nine months ended June 30, 1998 was $49M and was included in other income.

The Company purchased new sheeting, sorting and wrapping equipment at a cost of $356M during the nine months ending June 30, 1998. The new equipment will lower unit cost on various cut sheet products and provide additional capacity.

The company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software an converting to new software, the Year 2000 program will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.



                               PARIS CORPORATION

                                    PART II
                               OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   Exhibits

                Computation of Primary Earnings Per Share

                Average Number of Common Shares
                Outstanding During the Period        3,553,645
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


                                    PARIS CORPORATION


                                    /s/ Dominic P. Toscani, Sr.
                                    ___________________________
                                    Dominic P. Toscani, Sr.
                                    President and Chairman of
                                    the Board of Directors


                                    /s/ William L. Lomanno
                                    ____________________________
                                    William L. Lomanno
                                    Chief Financial Officer



DATE:   August 12, 1998