Form 10-K
period 1998-09-30
PARIS CORP
filed 1998-12-29
CIK 789660

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required)

                   FOR FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                      OR

[_] Transaction Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

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

                   Yes   [X]           No [_]

        The aggregate market value of the voting stock held by nonaffiliates of the registrant as of November 15, 1998 was $1,503,960.

        Number of shares of outstanding common stock as of November 15, 1998 - 3,554,645 shares.

        Definitive Proxy Statement for the February 5, 1999 annual meeting of the stockholders has been filed within 120 days after the end of the fiscal year covered by this annual report.

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

        In January, 1996, Paris changed its corporate name to Paris Corporation from Paris Business Forms, Inc.

        The Company converts mill paper rolls to business forms at its two manufacturing and distribution plants in New Jersey and Texas and distributes office products, through a number of market channels including forms dealers, paper merchants, stationers, office product and computer superstores, consumer electronics retailers, buying groups, supermarkets, and drugstore chains. Products include stock and custom continuous forms; mill cut, value added, and custom cut sheets; paper handling products for small offices and home offices. Geographically the Company markets its products throughout the United States and Canada through Company sales representatives, independent representatives, brokers, dealers, and distributors.

        Traditionally, the principal focus of the business was the manufacture of continuous forms designed to run on dot matrix and high speed impact printers. The company serves the stock continuous forms market and the custom forms market, providing business forms to commercial businesses to specification. Laser and inkjet printer technology continues to replace impact printers and, accordingly, the Company's market for continuous forms is shrinking at a pace estimated at 5-10% per year. The negative growth is more accelerated in the retail market serving small business/home business customers since the printer equipment investment is minimal and easy to replace. As a result, the Company has been shifting its focus to the development, manufacture, and sale of value-added and custom cut sheet products used on laser and inkjet printers. Perfed, punched, lined, collated, colored, photo quality, and novelty cut sheet products have been added to the product line. The continuous forms products segment as a percentage of total sales has decreased from 77% to 70% to 50% in fiscal years 1996, 1997, and 1998, respectively. It is estimated that this segment will only account for 45% of total sales in fiscal 1999.

        The Burlington product line of value-added cut sheet products targeted to the small office and home office user has continued to expand with various offerings to meet the everyday needs of inkjet and laser printer paper demand as well as specialty products for photographic quality and other applications requiring maximum color contrast and optimal ink absorption. Growth in this product segment is expected to grow 50% in FY99.

Signature Corporation, the 44% owned joint venture with Xerox Corporation to distribute office products to the food and drug store markets, continues to improve their operations. Formed in late 1992, Signature has continued to increase their stores served from 6800 in 1996 to 13,500 in 1998. In 1999, sales are expected to increase from $6.5 million in 1998 to $8.5 million in 1999, reflecting continuing growth with existing customers and new account acquisitions.

COMPETITION
-----------

        The business forms market is divided into two major segments, competitively. One segment sells directly to end users, principally the 500 to 1000 largest corporations. The other segment, which Paris serves, distributes forms through resellers and retailers. In the reseller market, there are three or four major competitors in stock continuous forms who are larger than Paris and committed to stock computer paper for the foreseeable future due to capital investment, albeit the negative growth rate. The Company does not compete directly with the approximate dozen direct sellers. There have been a number of acquisitions and mergers within the industry and the consolidation mode is expected to continue going forward to lower unit costs. Paris does not expect to pursue any acquisitions within this business segment and will continue to shrink capacity commensurate with the reduced demand for stock continuous forms.

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

        During the fiscal year ended September 30, 1995, the major paper mills shifted some capacity, or in some cases eliminated capacity, creating a shortage in raw paper supply for the Company and the paper industry at large. As a result, paper costs accelerated at a rapid pace, nearly doubling during the period of July to December, 1994, and increased another 25% from January, 1995 to September, 1995. The tight supply conditions ceased after September, 1995, with reduced demand from manufacturers and distributors throughout the supply channel due to high inventory levels. During the fiscal year ended September 30, 1996, supplier pricing declined as much as the previous year increase and returned to price levels of two years prior. Paper prices remained relatively stable during fiscal 1997 and softened in fiscal 1998.

        Boise Cascade, one of the Company's paper suppliers, has indicated plans to significantly reduce its capacity, by the year 2000, of forms bond rolls which are used by Paris in the production of continuous forms. The Company believes that the reduced supply available will be consistent with its plans to shrink this business segment. However, the Company has expanded its source of suppliers in the past year to ensure adequate paper supply in the near future.

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

SEGMENTS AND MAJOR CUSTOMERS
----------------------------

        The Company operates in three segments or lines of business, including stock continuous forms and cut sheets; custom continuous forms and cut sheets; retail papers and office products. Financial information for each of the Company's segments including net sales, operating income, total assets, capital expenditures and sales to major customers, are included in the accompanying financial statements.

        No customer accounts for more than 10% of custom shipments or stock shipments in FY98, but two customers accounted for more than 10% of the Company's stock computer business in fiscal 1997, viz., Office Depot (14%) and Corporate Express (28%). Both accounts were lost to competition during the latter part of the year. Although the loss of these two major accounts had a material adverse effect on sales revenue, the margin loss is no longer significant since competitive pricing reached a level that provided little profit on either account.

EMPLOYEES
---------

        As of September 30, 1998, the Company employed approximately 113 people in manufacturing, sales and administrative functions in its corporate offices and plants in New Jersey and Texas.

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

        The sales force consists of a eight salespersons covering New England, Mid-Atlantic, Southeast, Midwest and Southwest regions of the eastern United States. A network of independent sales representatives covering the entire United States has been assembled over the past two years to sell the new non-paper products through major resellers and retailers.

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

        The Company's stock form business is manufactured from two locations. The New Jersey facility has six presses and one collator, and Texas has one press as of September 30,, 1998. The majority of the stock forms is produced to be sold from inventory. Each plant is also capable of producing customized computer paper or stock forms upon order. The stock operation is three shifts per day, five days per week, with overtime on an as-needed basis. The estimated annual capacity of the stock business is approximately $30 million in sales at current prices.

The Company's equipment is very well suited to produce nearly all of the forms products required by a forms distributor or retailer. The Company continues to monitor any new product requirements of its forms distributors and assess what new equipment or equipment modifications are required to produce the products.

OPERATIONS
----------

        The Company rents a 159,000 square foot plant and corporate office in Burlington, New Jersey and leases a 45,000 square foot plant in Fort Worth, Texas, with 5% devoted to offices, 45% to paper conversion, and 50% to warehouse. There are no union affiliations among employees at the two locations.

        During the year, the Company operated 5 custom presses, 6 stock presses, and 2 collators. The Company is evaluating the needs for an additional press to increase capacity in the custom plant.

        Utilization of production capacity approximated 60% in New Jersey and 50% in Texas during the year.

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

        In April, 1997 the former President resigned his position with a severance and consulting agreement at full salary for two years guaranteed and the third year dependent on profitability of the Company. The total cost of the severance package was expensed in fiscal 1997 in the amount of $328,000.

ITEM 2 - PROPERTIES

        In May 1998, the Company entered into a contract to sell the office and production facility in New Jersey for a total price of $4,500,000. In addition, the Company entered into an agreement to lease the facility back for a period of three years plus, at the Company's option, an additional two three-year renewal periods. The Company has no obligation to renew the lease beyond its original term. The total gain of $1,070,661 has been deferred and is being recognized over the term of the original lease in the monthly amount of $29,741. The amount of the gain deferred at September 30, 1998 was $932,664. The total gain recognized to date was $137,997 at September 30, 1998. The lease calls for monthly rental payments of $41,667 over the term of the lease.

        The Fort Worth, Texas facility was sold in June, 1994 and replaced by a 45,000 square foot leased facility.

ITEM 3 - LEGAL PROCEEDINGS

       There are no material legal proceedings in process as of the date of this filing.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted to a vote of security holders during the year ended September 30, 1998.

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

                                          RANGE OF SALE PRICES
                                          --------------------

                               1998 FISCAL YEAR            1997 FISCAL YEAR
                               ----------------            ----------------
                               HIGH       LOW              HIGH        LOW
First Quarter                  2.125      1.5              3.844       1.375

Second Quarter                 2.25       1.5625           2.375       1.75

Third Quarter                  2.375      1.5625           2.375       1.625

Fourth Quarter                 3.125      2.125            2.375       1.625

(B) The approximate number of shareholders of record as of December 11, 1998 was 200.

(C) The company's common stock trades on the NASDAQ Stock Market under the symbol PBFI. The registrar and transfer agent is ChaseMellon Shareholder Services.

ITEM 6 - SELECTED FINANCIAL DATA


                        FOR THE YEAR ENDED SEPTEMBER 30,
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                        1998            1997            1996          1995         1994
                                   --------------  --------------  --------------  -----------  -----------
NET SALES                                $34,864         $51,674         $57,442       $64,916      $57,892

INCOME (LOSS)                               (763)         (3,372)         (5,495)        5,722          297
FROM OPERATIONS

NET INCOME (LOSS)                            (16)         (2,469)         (3,401)        3,451          429

EARNINGS PER SHARE                        (0.004)          (0.68)           (.92)          .91          .12

TOTAL ASSETS                              20,470          23,477          28,741        41,188       24,747

WORKING CAPITAL                           10,286           9,999          12,048        15,255       11,866

LONG TERM DEBT                                 0               0               0             0        2,061
(excluding current portion)

SHAREHOLDERS' EQUITY                      14,256         $14,701         $17,184       $21,108      $17,494

CASH DIVIDENDS PER SHARE                    NONE            NONE            NONE          NONE         NONE


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS. ($ IN THOUSANDS, EXCEPT STATISTICAL DATA)

LIQUIDITY AND CAPITAL RESOURCES

  Working capital at the end of fiscal years 1998, 1997 and 1996 was $10286, $9999 and $12048, respectively. Working capital increased $287 during the fiscal year ended September 30, 1998.

  Cash and cash equivalents at the end of fiscal years 1998, 1997 and 1996 were $4073, $2742 and $916, respectively. Cash and cash equivalents increased $1331 in fiscal 1998.

  Inventories were maintained at normal supply levels during 1998, decreasing beginning inventories of $4592 to $3456 by year-end. Trade receivables were $1110 lower than the previous year, decreasing from $4774 to $3664. Accounts payable and accrued expenses were reduced $1058, from $3360 to $2302. All of the changes above are a direct reflection of the lower sales volume.

   The Company has a $5500 line of credit available through a commercial bank at the prime rate plus 1% on advances against inventories and at prime plus 1/2% on advances against accounts receivable (9% at September 30, 1998), with a maturity of December 31, 1998. The outstanding balance on the line at year-end was $2459, compared to $3932 and $3927 at the end of the preceding years, respectively. See Note 6 in the Notes to the Consolidated Financial Statements for additional information. In addition, the Company has available $4073 in cash and cash equivalents and $4397 in diversified investments as of September 30, 1998.

"YEAR 2000" ISSUE

The Company has conducted a comprehensive review of their computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the issues. Items that are being addressed under the Company's "Year 2000" compliance program are as follows:

1) Replacement of the main business application software and hardware with "Year 2000" compliant hardware and software.
2) Replacement of our Electronic Data Interchange application with "Year 2000" compliant software.
3) The upgrade of our automated call-processing and voice-mail software to a "Year 2000" compliant release.

We believe all other manufacturing, computer systems, and communications equipment are "Year 2000" compliant.

   In October of 1998, the Company reached an agreement with a software vendor for the purchase of the replacement of the main business application software. The Company will have the software installed and on site in January 1999 for the commencement of the employee training program. The estimated cost of the conversion project is $250. Included in this estimate is $60 in training and travel expenses, which will be charged against income of FY99. In addition to the conversion expense for the business software, the Company will expend an estimated $45 for the upgrade of our automated call-processing and voice-mail software. The Company expects that the conversion of all non-compliant systems will be completed in June of 1999.

   The Company will complete a "Year 2000" compliance survey of all vendors by June 30, 1999, at which time alternative vendors will be identified if there is exposure due to non "Year 2000" compliance. The Company is in the process of assessing their risk and developing a contingency plan if they do not achieve "Year 2000" compliance before the new millenium.

1998 COMPARED TO 1997

   Net sales for the fiscal year ended September 30, 1998 decreased 33% or $16810 due to (1) a 49% decline in stock forms ($17172), attributable to the loss of two major customers and lower overall demand for these products; (2) the Company's decision to exit the computer hardware business resulted in a sales decline of $2912 for this product line; (3) sales of miscellaneous business products decreased $262 as a result of an increased focus on other product lines; (4) offsetting these decreases was a 27% increase in custom forms, Laser3/DocuGard and Burlington, the retail line; (5) sales discounts, rebates and allowances were reduced $893, or 66% due to lower rebate expense due to the loss of the two major stock forms customers and the decision to exit the hardware business.

  Cost of sales for the fiscal year ended September 30, 1998 decreased 35% ($17564) compared to last year. The decrease in the cost of sales is relative to the decrease in sales of 33%. The incremental decrease in cost of sales relative to the sales decline is due to (1) favorable paper costs; (2) decreased freight and distribution costs due to tighter management controls on both the costs of shipping and the pass-through of freight cost to the customer; (3) offsetting these cost reductions was increased overhead expense due to production inefficiencies and excess capacity.

  Gross profit increased $754 in fiscal 1998 as compared to fiscal 1997 from $2258 to $3012 due to the above factors.

  Selling expenses, marketing costs and administration expenses decreased $1855 this year, from $5630 to $3775. Sales and marketing expenses were $487 lower in fiscal 1998 due principally to the reduction of salary and benefit expenses as a result of head count reductions, and general and administrative expenses decreased $1367 on a comparative basis due to (1) decreased salary and benefits of $728; (2) a reduction in professional fees of $133; (3) lower depreciation of $132; (4) decreased telephone expenses of $77; (5) reduced bad debt expense of $128, and a reduction in other sundry expenses of $177.

  Interest expense decreased $44, or 14%, due to a reduced level of bank debt maintained over the last two years.

  Other income, net in fiscal 1998 exceeded fiscal 1997 by $483 due to (1) increased investment income and lower investment fees, net, of $250; (2) the settlement of a third-party warehouse services contract in 1997 of $150; (3) increased gain on fixed asset disposal of $108 due to the amortization of the gain on the sale of the New Jersey production facility.

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

  Cost of sales for the fiscal year ended September 30, 1997 decreased 13% ($7370) compared to last year. The lower product costs this year relative to sales (costs decreased 13% vs. a sales decrease of 10%) were primarily due, on a comparative basis, to the buying and inventory problems of the prior year which had caused disproportionately high product costs. Normal inventory levels were maintained throughout fiscal 1997 and sell prices moved in unison with lower raw paper costs. In addition, the company reduced product costs at a faster rate than the decrease in sales by increasing factory productivity and by implementing cost reduction programs in the company's two plants. Freight costs as a percentage of sales increased 21% due to the cost of distributing to the west coast in support of the company's former largest customer.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS:                                    PAGE
CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1998
  AND 1997                                                             13

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS
  ENDED SEPTEMBER 30, 1998, 1997, AND 1996                             14

CONSOLIDATED STATEMENT OF CHANGES IN  SHAREHOLDERS' EQUITY FOR
  THE YEARS ENDED SEPTEMBER 30, 1998, 1997  AND 1996                   15

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS
  ENDED SEPTEMBER 30, 1998, 1997 AND 1996                              16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             17 - 28

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                        29

INDEPENDENT AUDITOR'S REPORT                                           30

  FINANCIAL STATEMENT SCHEDULES NOT INCLUDED IN THIS FORM 10-K HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

                          CONSOLIDATED BALANCE SHEET
                          --------------------------

                                                                                      SEPTEMBER 30,
                                                                                      -------------
                                                                                 1998               1997
                                                                            ----------------------------------
ASSETS
Current Assets:
    Cash and cash equivalents                                                   $ 4,073,427        $ 2,741,874
    Restricted cash                                                               2,140,338                  0
    Investments:
      Marketable Securities                                                       1,466,654          1,177,192
      Other                                                                       2,903,559          2,271,991
    Accounts receivable, less allowance for doubtful accounts of
     $317,458 and $627,039 at September 30, 1998 and 1997, respectively           3,664,242          4,774,165
    Inventories                                                                   3,455,799          4,591,835
    Recoverable income taxes                                                              0            922,078
    Prepaid expenses                                                                225,033            266,639
    Deferred tax asset                                                              135,600            882,000
                                                                            ---------------    ---------------
        Total Current Assets                                                     18,064,652         17,627,774
Property and equipment, net                                                       1,560,554          5,098,162
Deferred Tax Asset                                                                  786,400                  0
Other assets                                                                        158,200            244,827
                                                                            ---------------    ---------------
        Total Assets                                                            $20,569,806        $22,970,763
                                                                            ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Note payable, bank                                                          $ 2,459,052        $ 3,932,020
    Accounts payable and accrued expenses                                         2,301,903          3,359,576
    Accrued payroll and related expenses                                            264,208            336,877
    Income taxes payable                                                            237,875                  0
    Deferred revenue                                                                375,464                  0
                                                                            ---------------    ---------------
       Total Current Liabilities                                                  5,638,502          7,628,473
Deferred Tax Liability                                                                    0            641,000
Deferred Revenue, net of current portion                                            575,778                  0
                                                                            ---------------    ---------------
       Total Liabilities                                                          6,214,280          8,269,473
                                                                            ---------------    ---------------
Shareholders' equity:
    Common stock, $.004 par value; authorized 10,000,000
    shares; issued 3,937,517 shares                                                  15,751             15,751
    Additional paid-in capital                                                    8,588,243          8,588,243
    Retained earnings                                                             7,797,181          7,812,962
    Unrealized (loss) gain on marketable securities                                (163,412)            24,070
                                                                            ---------------    ---------------
                                                                                 16,237,763         16,441,026
    Less:  common stock held in treasury, at cost; 382,872 and
       308,086 shares at September 30, 1998 and 1997, respectively               (1,882,237)        (1,739,736)
                                                                            ---------------    ---------------
       Total Shareholders' Equity                                                14,355,526         14,701,290
                                                                            ---------------    ---------------
       Total Liabilities and Shareholders' Equity                               $20,569,806        $22,970,763
                                                                            ===============    ===============

                See Notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     ------------------------------------

                                                                            YEAR ENDED SEPTEMBER 30,
                                                                            ------------------------

                                                                 1998                 1997                  1996
                                                         -----------------    ------------------    -----------------
Net sales                                                      $34,863,609           $51,673,925          $57,442,027
                                                         -----------------    ------------------    -----------------
Costs and expenses:

 Cost of products sold                                          31,851,996            49,416,175           56,786,409

 Selling expenses                                                1,639,866             2,127,330            3,065,770

 General and administrative expenses                             2,135,234             3,502,307            3,085,272

 Interest expense                                                  272,473               316,807              347,113

Other income, net                                                 (874,617)             (391,293)            (685,082)
                                                         -----------------    ------------------    -----------------

        Total costs and expenses                                35,024,952            54,971,326           62,599,482
                                                         -----------------    ------------------    -----------------

Loss before income taxes                                          (161,343)           (3,297,401)          (5,157,455)

Income tax benefit                                                 145,562               828,654            1,756,611
                                                         -----------------    ------------------    -----------------

Net loss                                                       $   (15,781)          $(2,468,747)         $(3,400,844)
                                                         =================    ==================    =================

Loss per share                                                 $    (0.004)          $    (0.680)         $    (0.917)
                                                         =================    ==================    =================

See Notes to Consolidated Financial Statements

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
           ---------------------------------------------------------


                                                             ADDITIONAL
                                         COMMON STOCK         PAID IN      RETAINED      UNREALIZED    TREASURY
                                      SHARES      AMOUNT      CAPITAL      EARNINGS      GAIN (LOSS)    SHARES     AMOUNT
                                  ----------------------- -------------  ------------  -------------  ---------- ------------
Balance at September 30, 1995      3,937,517    $15,751    $8,588,243    $13,682,553    $ 121,314     (208,111)  $(1,299,737)

Purchase of 116,875 treasury
shares                                                                                                (116,875)     (503,024)
Sale of 20,000 treasury shares                                                                          20,000        77,000

Net loss                                                                  (3,400,844)

   Decrease in unrealized gain
   On marketable securities
   During 1996:                                                                           (97,244)
                                  ----------  --------- -------------   ------------  -----------   ------------------------
Balance at September 30, 1996      3,937,517     15,751     8,588,243     10,281,709       24,070     (304,986)   (1,725,761)

Purchase of 13,100 Treasury Shares                                                                     (13,000)      (33,975)
Sale of 10,000  treasury shares                                                                         10,000        20,000

Net Loss                                                                  (2,468,747)
                                  ----------  --------- -------------   ------------  -----------   ------------------------
Balance at September 30, 1997      3,937,517     15,751     8,588,243      7,812,962       24,070     (308,086)   (1,739,736)

Purchase of 86,786 treasury shares                                                                     (86,786)     (166,501)
Sale of 12,000  treasury shares                                                                         12,000        24,000

Net Loss                                                                     (15,781)

Decrease in Unrealized gain on
  Marketable Securities during 1998                                                      (187,482)
                                  ----------  --------- -------------   ------------  -----------   ----------   ------------
Balance at September 30, 1998      3,937,517    $15,751    $8,588,243    $ 7,797,181    $(163,412)    (382,872)  $(1,882,237)
                                  ==========  ========= =============   ============  ===========   ==========   ============

                                                 TOTAL
                                             ------------
Balance at September 30, 1995                 $21,108,124

Purchase of 116,875 treasury shares              (503,024)
Sale of 20,000 treasury shares                     77,000

Net loss                                       (3,400,844)

   Decrease in unrealized gain
   On marketable securities
   During 1996:                                   (97,244)
                                             ------------

Balance at September 30, 1996                  17,184,012

Purchase of 13,100 Treasury Shares                (33,975)
Sale of 10,000  treasury shares                    20,000

Net Loss                                       (2,468,747)
                                             ------------

Balance at September 30, 1997                  14,701,290


Purchase of 86,786 treasury shares               (166,501)
Sale of 12,000  treasury shares                    24,000

Net Loss                                          (15,781)

Decrease in Unrealized gain on
  Marketable Securities during 1998              (187,482)
                                             ------------
Balance at September 30, 1998                 $14,355,526
                                             ============

                See Notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------

                                                                                  YEAR ENDED SEPTEMBER 30,
                                                                                  ------------------------

                                                                       1998                 1997                 1996
                                                                       ----                 ----                 ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                           $   (15,781)         $(2,468,747)        $(3,400,844)
                                                                  --------------      ---------------       -------------
  Adjustments to reconcile net loss to net cash
   Provided by (used in) operating activities:
   Depreciation                                                          769,618            1,089,003           1,134,320
   Gain on sale of property and equipment                               (122,975)             (88,453)            (46,066)
   Gain on sale of investments                                           (61,366)             (72,132)           (218,623)
   Equity in limited partnership interests                              (461,316)            (401,108)           (642,836)
   Provision for bad debts                                               120,000              240,000              40,000
   Equity in (gain) loss of investment in joint venture                   46,958              (74,843)            303,500
   Deferred income tax (benefit) expense                                (581,000)            (142,871)            114,458
   (Increase) decrease in assets:
   Accounts receivable                                                   989,923            1,682,009            (186,724)
   Inventories                                                         1,136,036            2,093,917          10,662,097
   Recoverable income taxes                                              922,078              943,424          (1,865,502)
   Prepaid expenses                                                       41,606               47,725             (14,829)
   Other assets                                                           39,669               11,430               5,196
   Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                              (1,057,674)          (2,833,935)         (4,582,116)
   Accrued payroll and related expenses                                  (72,669)              24,974            (290,699)
   Income taxes payable                                                  237,875                    0          (1,105,000)
                                                                  --------------      ---------------       -------------
      Total adjustments                                                1,946,763            2,519,140           3,307,176
                                                                  --------------      ---------------       -------------
        Net cash provided by (used in) operating activities            1,930,982               50,393             (93,668)
                                                                  --------------      ---------------       -------------
CASH FLOWS FROM INVESTING ACTIVITES:
  Increase in restricted cash                                         (2,140,338)                   0                   0
  Investment in joint venture                                                  0                    0            (390,000)
  Proceeds from sale of investments                                      588,635            2,478,627             901,901
  Purchase of investments                                             (1,274,464)            (703,274)         (1,258,088)
  Proceeds from sale of property and equipment                         4,310,688              130,000              61,000
  Purchase of property and equipment                                    (468,481)            (121,855)           (455,931)
                                                                  --------------      ---------------       -------------
        Net cash provided by (used in) investing activities            1,016,040            1,783,498          (1,141,118)
                                                                  --------------      ---------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                                 0                    0          (1,650,000)
  Sales of treasury stock                                                 24,000               20,000              77,000
  Purchase of treasury stock                                            (166,501)             (33,975)           (503,024)
  Proceeds (repayments) of note payable, bank                         (1,472,968)               5,520          (1,000,000)
                                                                  --------------      ---------------       -------------
        Net cash used in financing activities                         (1,615,469)              (8,455)         (3,076,024)
                                                                  --------------      ---------------       -------------
  Net increase (decrease) in cash and cash equivalents                 1,331,553            1,825,436          (4,310,810)
  Cash and cash equivalents, at beginning of year                      2,741,874              916,438           5,227,249
                                                                  --------------      ---------------       -------------
  Cash and cash equivalents, at end of year                          $ 4,073,427          $ 2,741,874         $   916,439
                                                                  ==============      ===============       =============
Supplemental Disclosures of cash flow information:

    Interest paid                                                    $   272,473          $   316,807         $   347,113
                                                                  ==============      ===============       =============
    Income taxes received                                            $  (740,465)         $(1,650,419)        $         0
                                                                  ==============      ===============       =============

See Notes to Consolidated Financial Statements.

NOTE 1 - NATURE OF OPERATIONS


Paris Corporation and subsidiaries (collectively, the "Company") manufacture stock and custom business forms, provide value added services to cut sheet products and distribute office products and computer/printer peripheral products. The Company manufactures stock and custom forms in Burlington, New Jersey and stock forms in Fort Worth, Texas. The Company markets through retailers, resellers, and dealers throughout the United States and Canada.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.


CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash on deposit and money market accounts.


FINANCIAL INSTRUMENTS
The carrying amounts of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, , prepaid expenses, accounts payable, and notes payable, bank approximate their fair values at September 30, 1998 and 1997.


INVESTMENTS
At September 30, 1998 and 1997, marketable debt and equity securities have been categorized as available for sale. Such securities are stated at fair value based upon quoted market prices. Cost is determined using the specific identification method. Unrealized holding gains and losses are reported as a separate component of stockholders' equity. The Company accounts for investments in limited partnerships under the equity method of accounting. It is reasonably possible that the value of the investments can change from the reported amount in the financial statements at September 30, 1998.


INVENTORIES
Inventories are stated at the lower cost or market. Cost is determined by the first-in, first-out method (FIFO).


PROPERTY AND EQUIPMENT
Property, and equipment are stated at cost. Expenditures for renewals and betterments which increase the useful life or capacity of property and equipment are also capitalized at cost. Expenditures for repairs and maintenance are charged to expense as incurred. Gain or loss on the retirement or disposal of capital assets is reflected in income in the period of disposal.


Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

PER SHARE DATA
In 1998, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share". Earnings per share information has been restated for all prior periods presented as prescribed by SFAS No. 128. The adoption of SFAS No. 128 had no effect on previously reported loss per share. The anti-dilutive effect of conversion of the Company's stock options causes such conversion to be excluded from the computation of diluted net loss per share for the years ended September 30, 1998, 1997 and 1996.


The following table sets forth the computation of basic and diluted earnings per share:

                                              1998          1997          1996
                                           -----------  ------------  ------------
         Numerator:
           Net loss available to common
           shareholders                    $  (15,781)  $(2,468,747)  $(3,400,844)

         Denominator:
           Weighted-average shares          3,554,654     3,629,431     3,707,700

         Basic and diluted loss per
           share                           $    (.004)  $      (.68)  $     (.917)

STOCK-BASED COMPENSATION
As permitted by Financial Accounting Standards Board Statement No. 123, "Accounting For Stock-Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no compensation expense is recognized at the time of option grant because the exercise price of the Company's employee stock option equals the fair market value of the underlying common stock on the date of grant.


PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.


INCOME TAXES
The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.


ACCOUNTING PRONOUNCEMENTS
In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components and is applicable to all enterprises. SFAS No. 130 is effective for financial statements relating to fiscal years beginning after December 15, 1997. The adoption of SFAS NO. 130 will have no impact on the Company's results of operations, financial position or cash flow.


In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No.
131)". SFAS No. 131 establishes standards for the way the public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements relating to fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 will have no impact on the Company's present segment reporting.


In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 expands and standardizes the disclosure requirements for pensions and postretirement benefits. SFAS No. 132 is effective for financial statements relating to fiscal years beginning after December 15, 1997. The adoption of SFAS No. 132 will have no impact on the Company's results of operations, financial position or cash flows.


In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes standards for derivative instruments and hedging activities to be recognized as either assets or liabilities and to measure those instruments at fair value. SFAS No. 133 is effective for financial statements relating to fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 will have no impact on the Company's results of operations, financial position or cash flows.


RECLASSIFICATIONS
Certain amounts reported in the 1997 financial statements have been reclassified to conform to the 1998 presentation.


NOTE 3 - INVESTMENTS

MARKETABLE SECURITIES:
----------------------

Marketable securities classified as current assets at September 30, 1998 and 1997, are summarized as follows:

                                                      1998
                                                      ----
                                         FAIR VALUE               COST
                                       --------------        -------------
        Stocks                             $1,037,005           $1,080,483
        Mutual Funds                          429,649              649,583
                                       --------------        -------------
        Total                              $1,466,654           $1,730,066
                                       ==============        =============

                                                      1997
                                                      ----
                                          FAIR VALUE              COST
                                       --------------        -------------
        Stocks                               $750,764           $  664,028
        Mutual Funds                          426,428              537,234
                                       --------------        -------------
        Total                              $1,177,192           $1,201,262
                                       ==============        =============

Gross unrealized holding gains and losses at September 30, 1998 and 1997, are as follows:

                                  1998                                                             1997
                               UNREALIZED                                                       UNREALIZED
                                 GAINS                                                             GAINS
                                (LOSSES)                                                         (LOSSES)
                              ------------                                                     ------------
              Stocks            $  (43,478)                             Stocks                     $ 134,875
              Mutual Funds        (219,934)                             Mutual Funds                (110,805)
                              ------------                                                     -------------
              Total             $ (263,412)                             Total                      $  24,070
                              ============                                                     =============

During 1998 and 1997, sales proceeds and gross realized gains and losses on investments classified as available for sale were:


                                                         1998                 1997
                                                         ----                 ----
              Sales proceeds                           $  588,635          $  2,478,627
                                                    =============       =================
              Gross realized gains                     $   85,701          $    112,409
                                                    =============       =================
              Gross realized losses                    $  (24,335)         $    (40,277)
                                                    =============       =================

OTHER INVESTMENTS:
Other investments consist of interests in limited partnerships. The limited partnerships invest in publicly traded securities with readily determinable market values. The Company accounts for these investments utilizing the equity method of accounting. Income and losses are recorded based on the Company's beneficial interest. The balance in the limited partnership interests were $2,903,559 in 1998 and $2,271,991 in 1997.

NOTE 4 - INVENTORIES:


Inventories consist of the following at September 30, 1998 and 1997:

                                                  September 30,
                                                  -------------
                                           1998                   1997
                                           ----                   ----
Raw materials                            $   819,331           $ 1,690,741
Work in progress                              47,594                91,721
Finished goods                             2,588,874             2,809,373
                                         -----------           -----------

Total                                    $ 3,455,799           $ 4,591,835
                                         ===========           ===========

NOTE 5 - PROPERTY AND EQUIPMENT:

Property and equipment consist of the following at September 30, 1998 and 1997:

                                                                           SEPTEMBER 30,
                                                                           -------------

                                                                  1998                     1997
                                                                  ----                     ----
Land                                                           $            0          $       489,600
Building and building
 Improvements                                                               0                4,966,712
Machinery and equipment                                             8,177,427                7,996,624
Furniture and fixtures                                                366,285                  366,285
Automobiles and trucks                                                159,309                  159,308
                                                               --------------          ---------------
                                                                    8,703,021               13,978,529
Less - accumulated depreciation                                    (7,142,467)              (8,880,367)
                                                               --------------          ---------------

Property, plant and equipment, net                             $    1,560,554          $     5,098,162
                                                               ==============          ===============

NOTE 6 - NOTE PAYABLE BANK:

The Company has a revolving line of credit with a bank, which expires December 31, 1998. In February, 1998, the agreement was amended to reduce the amount available from $7,500,000 to $5,500,000 subject to a borrowing base of 80% of eligible accounts and 50% of eligible inventory less $250,000. Eligible inventory is limited to $1,500,000. The line of credit is collateralized by substantially all assets of the New Jersey and Texas operating companies, a pledge of a certain money market account totaling $2,140,338 at September 30, 1998 and the guarantee of the debt by the Delaware holding company. Interest is payable monthly at the prime rate (8% at September 30, 1998) plus 1/2%. The amount outstanding against the line of credit at September 30, 1998 and 1997 was $2,459,052 and $3,932,020, respectively. The balance outstanding on the line of credit at September 30, 1998 includes checks issued in excess of amounts on deposit in the amount of $409,009.

The line of credit agreement contains certain limitations and measurement requirements. At September 30, 1998, the Company was in violation of three of these covenants. The Company has received a waiver of these violations from its bank at September 30, 1998. In addition, the line of credit restricts the companies obligated under the agreement from paying dividends to its parent company. At September 30, 1998 and 1997, net assets of $5,145,302 and $6,464,009, respectively, were restricted.

NOTE 7 - INCOME TAXES:

The composition of the (provision) benefit for income taxes for the years ended September 30, 1998, 1997 and 1996 is as follows:

                                                 1998                    1997                  1996
                                                 ----                    ----                  ----
Current:
  Federal                                      $(237,875)              $701,765              $1,786,483
  State                                                0                (15,983)                      0
                                               ---------               --------              ----------
                                                (237,875)               685,782               1,786,483
                                               ---------               --------              ----------
Deferred:
  Federal                                        234,068                119,864                   5,136
  State                                          149,369                 23,008                 (35,008)
                                               ---------               --------              ----------
                                                 383,437                142,872                 (29,872)
                                               ---------               --------              ----------
Total                                          $ 145,562               $828,654              $1,756,611
                                               =========               ========              ==========

The fiscal 1997 and 1996 federal tax provision reflects the realization of the Company's net deferred tax assets due to the carryback of the taxable loss. At September 30, 1997 approximately $922,000 of recoverable income taxes relate to the carryback. The Company has state net operating loss carryforwards of $8,527,000, available to offset future state taxable income. These state net operating loss carryforwards expire in the years 2000 through 2004.


Reconciliations of income taxes with the amounts which would result from applying the U.S statutory rate are as follows:

                                                                               FOR THE YEAR ENDED SEPTEMBER 30,
                                                                               --------------------------------

                                                                              1998                  1997                1996
                                                                              ----                  ----                ----
Benefit at statutory rate                                                   $ 54,858          $1,121,116           $1,753,535
State income taxes, net of federal income tax
 benefit                                                                      11,650                   0                    0
Prior year (over) under accruals                                              79,054            (292,462)                   0
Other, net                                                                         0                   0                3,076
                                                                            --------          ----------           ----------
Income tax benefit                                                          $145,562          $  828,654           $1,756,611
                                                                            ========          ==========           ==========

The components of the deferred tax asset (liability) at September 30, 1998 and 1997 are as follows:

                                                                     1998                  1997
                                                                     ----                  ----
Inventory reserves                                               $  289,000             $ 499,700
Allowance for doubtful accounts                                     133,600               307,300
Reserve accruals                                                    112,900               258,700
Gain on sale of building                                            805,800                     0
Unrealized loss on securities                                       100,100                 9,100
Other                                                               246,400               221,500
Limited Partnership income                                          (39,500)             (281,600)
Depreciation                                                       (251,000)             (775,800)
State net operating loss                                            505,500               557,100
                                                                 ----------             ---------
  Total                                                           1,902,800               796,000
Less Valuation Allowance                                           (980,800)             (555,000)
                                                                 ----------             ---------
  Net deferred tax asset                                         $  922,000             $ 241,000
                                                                 ==========             =========

The valuation allowance increased primarily as a result of the gain on the sale of the building.

These amount have been presented in the financial statements as follows:

                                                                              1998                 1997
                                                                              ----                 ----
Current deferred tax asset                                                  $135,600            $ 882,000
Noncurrent deferred tax asset                                                786,400                    0
Noncurrent deferred tax liability                                                  0             (641,000)
                                                                            --------            ---------
                                                                            $922,000            $ 241,000
                                                                            ========            =========

NOTE 8 - SHAREHOLDERS' EQUITY:

In November 1995, the Board of Directors adopted the Company's 1995 Stock Option Plan to permit the issuance of incentive stock options under Section 422 of the Internal Revenue Code. There are 500,000 shares of common stock authorized for non-qualified and incentive stock options under the 1995 plan, which are subject to adjustment in the event of stock splits, stock dividends and other situations. Under the plan, no options may be grated more than ten years after the effective date of plan. The exercise price of all incentive stock options granted under the option plan may be no less than fair market value of such shares on the date of grant. Stock option activity for 1998, 1997 and 1996 is as follows:

                                                               1998                1997                 1996
                                                               -----               ----                 ----
Options outstanding at October 1                               347,300             316,300              303,300
Options granted                                                 61,000             115,000               48,000
Options expired/exercised                                      (38,000)            (84,000)             (35,000)
                                                             ---------           ---------            ---------
Options outstanding at September 30                            370,300             347,300              316,300
                                                             =========           =========            =========
Options exercisable at September 30                            309,300             347,300              316,300
                                                             =========           =========            =========
Options available for grant at September 30                    276,000             337,000              452,000
                                                             =========           =========            =========
Options price range at September 30                          $1.875 to           $1.875 to            $1.875 to
                                                                $7.975              $7.975               $7.975

Options outstanding at September 30, 1998 have an average exercise price of $3.65 and a remaining contractual life of 5.8 years. Options outstanding at September 30, 1997 have an average exercise price of $3.97 and a remaining contractual life of 6.8 years. Options outstanding at September 30, 1996 have an average exercise price of $4.31 and a remaining life of 6.4 years.


Financial Accounting Standards Board Statement No. 123 ("SFAS No. 123") requires pro forma information regarding net loss and loss per share as if the Company has accounted for its employee stock options granted under the fair value method of SFAS No. 123. The fair value of these equity awards was estimated at the date of granting using the Black-Scholes option pricing methods. The weighted average assumptions used were: risk free interest rate of 5.47%; expected volatility of 1.08%; expected option life of five to ten years and an expected dividend rate of 0.0%.


The proforma effect on net loss per share is as follows:

                                                             1998                1997                 1996
                                                             ----                ----                 ----
Net Loss                       As reported                $ (15,781)         $(2,468,747)         $(3,400,844)
                               Proforma                    (102,582)          (2,589,424)          (3,474,315)

Loss per share                 As reported                    (.004)                (.68)               (.917)
                               Proforma                        (.03)                (.71)                (.96)

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

LEASES:

The Company has certain operating leases, primarily for the New Jersey and Texas operating facilities, expiring at various dates.

Total rental expenses amounted to $372,773 in 1998; $323,076 in 1997; and $410,508 in 1996.

As of September 30, 1998, minimum rental payments under noncancelable operating leases were as follows:


                        YEAR        AMOUNT
                        ----        ------

                        1999       $  551,045
                        2000          500,000
                        2001          307,796
                                 ------------
                       Total       $1,358,841
                                 ============

In May 1998, the Company entered into a contract to sell the office and production facility in New Jersey for a total price of $4,500,000. In addition, the Company entered into an agreement to lease the facility back for a period of three years plus, at the Company's option, an additional two three-year renewal periods. The Company has no obligation to renew the lease beyond its original term. The total gain of $1,070,661 has been deferred and is being recognized over the term of the original lease in the monthly amount of $29,741. The amount of the gain deferred at September 30, 1998 was $932,664. The total gain recognized to date was $137,997 at September 30, 1998. The lease calls for monthly rental payments of $41,667 over the term of the lease.

SERVICE CONTRACTS:

The Company had an agreement with an outside contractor to perform warehousing and distribution services for the Fort Worth, Texas facility. The services included staffing and managing personnel, provision of all equipment, material, and services in order to maintain the facility, and the design of a warehouse management system. The agreement was terminated in May 1997. The Company incurred a charge of $150,000 which is classified in other income, net related to the early termination of the contract. Total service contract expense was $91,322 in 1997 and $204,844 in 1996.

CONTINGENCIES:

The Company has agreements with certain customers and vendors which include potential rebates, commissions and other liabilities upon the fulfillment of certain terms and conditions. Management has estimated and recorded contingent liabilities of approximately $54,000, $145,000 and $690,000 at September 30, 1998, 1997 and 1996, respectively, related to these agreements and other potential liabilities.

NOTE 10 - PROFIT SHARING AND DEFERRED COMPENSATION PLAN:

The company has a defined contribution plan covering substantially all employees and provides benefits upon retirement, death or termination of employment. Amounts attributable to participant accounts are based on their compensation and the meeting of a required vesting schedule. The plan provides for contributions determined annually by the Board of Directors. The Company's policy is to currently fund all contributions determined by the Board of Directors. The Company makes matching contributions equal to 50% of employee contributions up to 5%. Total employer contributions were $73,591 in 1998, $105,262 in 1997 and $337,408 in 1996.

In April, 1997 the Board of Directors approved a severance and consulting agreement with the former President upon his resignation. The agreement provides for guaranteed payments for two years aggregating $164,000 for severance and $164,000 for consulting services, respectively. The Company expensed the entire $328,000 liability in fiscal 1997.

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

NOTE 11 - SEGMENT INFORMATION:

The Company currently operates in three basic segments or lines of business. These segments are (1) stock continuous forms and cut sheets, (2) custom continuous forms and cut sheets, and (3) retail papers and office products, including computer/printer hardware and software products. The following table sets forth certain financial information with respect to these segments and reconciles such information to the consolidated financial statements.

                                                                     YEAR-ENDED SEPTEMBER 30,
                                                                     ------------------------
                                                          1998                   1997                   1996
                                                          ----                   ----                   ----
Net sales of products and services:
  Stock forms                                          $19,108,304            $41,855,871            $48,231,271
  Custom forms                                           6,208,368              5,938,617              7,232,703
  Retail, office products, hardware/software             9,546,937              3,879,437              1,978,053
                                                       -----------            -----------            -----------
      Total                                            $34,863,609            $51,673,925            $57,442,027
                                                       ===========            ===========            ===========
Segment operating income (loss):
  Stock forms                                          $(1,673,109)           $(2,742,349)           $(4,460,757)
  Custom forms                                             189,875                291,784               (159,855)
  Retail, office products, hardware/software               620,575               (492,929)              (999,189)
  Corporate                                                 99,173               (428,393)               124,376
                                                       -----------            -----------            -----------
      Total                                            $  (763,486)           $(3,371,887)           $(5,495,424)
                                                       ===========            ===========            ===========
Corporate Consolidated income (loss) before
taxes:
  Segment operating loss                               $  (763,486)           $(3,371,887)           $(5,495,424)
  Interest expense                                        (272,473               (316,807)              (347,113)
  Other income, net                                        874,616                391,293                685,082
                                                       -----------            -----------            -----------
      Total                                            $  (161,343)           $(3,297,401)           $(5,157,455)
                                                       ===========            ===========            ===========

Assets:
   Stock forms                                         $ 6,319,829           $ 8,458,771           $12,844,233
   Custom forms                                          2,339,987             2,028,064             2,921,664
   Corporate                                            11,809,990            12,483,928            12,975,104
                                                       -----------           -----------           -----------
      Total consolidated                               $20,469,806           $22,970,763           $28,741,001
                                                       ===========           ===========           ===========

Capital expenditures:
   Stock forms                                         $   334,549           $    64,134           $   190,683
   Custom forms                                            113,159                 8,697                85,258
   Corporate                                                20,773                49,024               179,990
                                                       -----------           -----------           -----------
      Total consolidated                               $   468,481           $   121,855           $   455,931
                                                       ===========           ===========           ===========

Depreciation expense:
   Stock forms                                         $   372,453           $   425,974           $   451,835
   Custom forms                                            154,808               227,020               263,688
   Corporate                                               242,357               436,009               418,797
                                                       -----------           -----------           -----------
      Total consolidated                               $   769,618           $ 1,089,003           $ 1,134,320
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


NOTE 12 - OTHER EXPENSE (INCOME), NET:


Other expense (income), net, consists of the following for the years ending September 30, 1998, 1997 and 1996:


                                                                                      YEAR ENDED SEPTEMBER 30,
                                                                                      ------------------------
                                                                              1998                1997                1996
                                                                              ----                ----                ----
Equity in Limited partnership interests                                    $(461,316)          $(401,108)          $(642,836)
Gain on sale of investments                                                  (61,366)            (72,132)           (218,623)
Gain on sale of property and equipment                                      (122,975)            (88,453)            (46,066)
Interest income                                                             (247,928)           (124,713)           (152,373)
Service contract settlement                                                        0             150,000                   0
Other, net                                                                    18,968             145,113             374,816
                                                                           ---------           ---------           ---------

Total                                                                      $(874,617)          $(391,293)          $(685,082)
                                                                           =========           =========           =========

NOTE 13:  CONCENTRATIONS OF CREDIT RISK


The Company maintains accounts with several stock brokerage firms. The accounts contain cash and securities. Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation.


NOTE 14:  RELATED PARTY TRANSACTIONS


The Company has made certain advances and sales to a related company. The total amount due from the related party at September 30, 1998 and 1997 was $399,880 and $15,065, respectively. Total sales to the company for the years ended September 30, 1998, 1997 and 1996 were $298,000, $150,735 and $83,857, respectively.


NOTE 15:  STOCK BUY-BACK PROGRAM


In September 1998, the Company began a buy-back program of up to 100,000 shares of its common stick at prevailing market prices. At September 30, 1998, the company had not purchased any of its common shares under this program.


NOTE 16:  SUBSEQUENT EVENTS


In October 1998, the Company declared a special one-time cash dividend of $.20 per share, payable on January 5, 1999. The amount of the dividend to be paid will be approximately $715,000.


In addition, the Company established a new wholly-owned subsidiary, Retail Converters, Inc., which markets converting, packaging and fulfillment service of retail paper products to branded aftermarket suppliers. At September 30, 1998, there was no activity related to this subsidiary.

                               PARIS CORPORATION
                               -----------------
                                  SCHEDULE II
                                  -----------
                       VALUATION AND QUALIFYING ACCOUNTS
                       ---------------------------------

                                   BALANCE AT BEGINNING  ADDITIONS CHARGED TO               BALANCE AT
                                        OF PERIOD         COST AND EXPENSES    DEDUCTIONS  END OF PERIOD
                                   --------------------  --------------------  ----------  -------------
For the year ended
 September 30, 1998:
      Allowance for
        doubtful accounts:                   $  627,039              $120,000    $429,581     $  317,458
      Allowance for
        contingency reserve:                 $   98,362              $      0    $ 98,362     $        0
      Allowance for
        inventory obsolescence:              $1,314,919              $      0    $554,328     $  760,591

For the year ended
 September 30, 1997:
      Allowance for
        doubtful accounts:                   $  415,536              $240,000    $ 28,497     $  627,039
      Allowance for
        contingency reserve:                 $  690,000              $      0    $591,638     $   98,362
      Allowance for
        inventory obsolescence               $  989,990              $406,164    $ 81,235     $1,314,919

For the year ended
 September 30, 1996:
      Allowance for
        doubtful accounts:                   $  505,379              $ 40,000    $129,843     $  415,536
      Allowance for
        contingency reserve:                 $        0              $690,000    $      0     $  690,000
      Allowance for
        inventory obsolescence               $1,078,588              $      0    $ 88,598     $  989,990


ITEM 9 - CHANGES IN AND DISAGREEMENTS OF ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                         INDEPENDENT AUDITORS REPORT
                         ---------------------------

To The Shareholders and
 Board of Directors
Paris Corporation
Burlington, New Jersey:

   We have audited the accompanying consolidated balance sheets of Paris Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paris Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

   Our audits referred to above also included audits of the financials statement schedules listed under Item 14(a) (2). In our opinion, those financial statement schedules present fairly, in all material respects, in relation to the basic consolidated financial statements taken as a whole, the information required to be stated therein.



Parente, Randolph, Orlando, Carey & Associates, LLC
Philadelphia, Pennsylvania
November 11, 1998

                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Directors of the Company are elected for a term of one year. The current Directors and Officers of the Company, together with their ages, positions, backgrounds, and business experiences are set forth below:

NAME                         AGE    POSITION WITH THE COMPANY
----                         ---    -------------------------
Dominic P. Toscani, Sr.       70    President, Chief Executive
(4)                                 Officer, Treasurer and
                                    Chairman of the Board of
                                    Directors

Gerard M. Toscani             38    Senior Vice President
(3), (4)                            and Director

Thomas A. Baglio              37    Vice President of Retail Sales

Palmer E. Retzlaff            67    Director
(2), (3)

Frank A. Mattei, M.D.         77    Director
(1), (2)

Oscar Tete                    74    Director
(1)

John V. Petrycki              58    Director
(1), (3)

James Quinn                   50    Vice President, Operations

William L. Lomanno            31    Chief Financial Officer

  (1) Member of Compensation and Stock Option Committee

  (2) Member of Audit Committee

  (3) Member of the Investment and Finance Committee

  (4) Dominic P. Toscani, Sr. is the father of Gerard M. Toscani


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

  James Quinn became Vice President Operations in August 1998. For the prior three years he was Vice President Operations at RapidForms. During the preceding eight years he was Director of Manufacturing for Histacount Corporation.

  William L. Lomanno became Chief Financial Officer in April 1998. He has been with the Company for eight years and has previously served as the Controller and Accounting Manager for the Company.

ITEM 11 - SUMMARY COMPENSATION

     The following table contains information regarding the individual compensation of the three most highly compensated officers of the Company in fiscal years 1998, 1997 and 1996.


                          SUMMARY COMPENSATION TABLE


                                                   ANNUAL COMPENSATION
                                             -----------------------------------------------------

              NAME AND                 FISCAL                                       OTHER
        PRINCIPAL POSITION              YEAR        SALARY          BONUS          ANNUAL
                                                                               COMPENSATION (1)
--------------------------------------------------------------------------------------------------
Dominic P. Toscani, Sr.                 1998       $262,415        $ 2,521           $2,604
Chairman of the Board                   1997       $268,040              0           $5,630
and President                           1996       $303,102        $20,000           $5,630

Gerard M. Toscani                       1998       $164,008        $ 1,577           $3,164
Senior Vice President                   1997       $177,622              0           $4,625
                                        1996       $198,712        $20,000           $4,625

Dominic P. Toscani, Jr.                 1998       $198,404              0           $    0
Senior Vice President                   1997       $145,232              0           $2,785
and Secretary (2)                       1996       $198,712        $20,000           $2,785

(1)  Represents the use of a company car.

(2) The 1998 Salary represents payout of the April 1997 severance and consulting agreement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT


                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                            (AS NOVEMBER 15, 1998)

Title of      Name and Address of        Amount and Nature of      Percent of
Class          Beneficial Owner          Beneficial Ownership (1)   Class (1)
--------      -------------------        ------------------------  ----------
Common        Dominic P. Toscani (2)              1,128,278           31.7%
Stock         and Nancy C. Toscani
              122 Kissel Road
              Burlington, NJ  08016

Common        Frank A. Mattei                     1,064,831             30%
Stock         1016 Mercer Street
              Cherry Hill, NJ  08034

Common        The Caritas Foundation (3)            363,835           10.2%
Stock         700 Hobbs Road
              Wayne, PA  19087


(1) Based on 3,554,645 shares outstanding and 350,300 options currently exercisable on November 15, 1998.

(2) Includes 995,027 shares personally held; 41,506 shares held by Paris Corporation Profit Sharing Plan of which Mr. Toscani is the Plan Trustee; 14,745 shares held by Toscani Investment Company, a family partnership; and 77,000 options exercisable as of November 15, 1998.

(3) The Caritas Foundation, a tax exempt organization formed under Section 501(C)(3) of the Internal Revenue Code of 1954, as amended, was organized in 1984 by Dominic P. Toscani, Sr. to promote the objectives of free enterprise and to support individual freedom. At the present time Reverend Peter Toscani, O.S.A., is sole trustee of the foundation.

                       SECURITY OWNERSHIP OF MANAGEMENT
                            AS OF NOVEMBER 15, 1998


Shareholder                                 Shares owned (1)                Percent (1)
Dominic P. Toscani, Sr. (2) (4)                1,128,278                       31.7%
and Nancy C. Toscani
122 Kissel Road
Burlington, NJ 08016

Frank A. Mattei                                1,064,831                         30%
122 Kissel Rd.
Burlington, NJ 08016

The Caritas Foundation (3)                       363,835                       10.2%

Henry Partners, L.P.                             187,000                        5.3%

Gerard M. Toscani (4)                            135,487                        3.8%

Dominic P. Toscani, Jr. (4)                      101,210                        2.8%

Palmer E. Retzlaff                                11,000                          *

Oscar Tete                                         9,102                          *

John Petrycki                                      7,000                          *

All Directors (present and proposed)           2,752,533                       77.4%
and officers as a group (10 persons) (4)

* Less than 1%
(1) Based on 3,554,645 shares outstanding and 350,300 options currently exercisable on November 15, 1998.
(2) Includes 995,027 shares personally held; 41,506 shares held by Paris Corporation Profit Sharing Plan of which Mr. Toscani is the Plan Trustee; 14,745 shares held by Toscani Investment company, a family partnership; and 77,000 options exercisable as of November 15, 1998.
(3)  The Caritas Foundation, a tax exempt organization formed under Section 501
     (c) (3) of the Internal Revenue code of 1954, as amended, was organized in 1984 by Dominic P. Toscani, to promote the objectives of free enterprise and to support individual freedom. At the present time Reverend Peter Toscani, O.S.A., is sole trustee of the Foundation. The Foundation's address is 700 Hobbs Road, Wayne, Pennsylvania 19087.
(4) Includes options currently exercisable individually and all officers as a group (196,000).


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


    3.1        Articles of Incorporation of the Company.
    3.2        Amendment to Articles of Incorporation, dated January 6, 1986.
    3.3        Amendment to Articles of incorporation, dated January 7, 1986.
    3.4        By-laws of Company, as amended.
    4.2(a)     Form of Warrant to Purchase Common Stock of Company.
    10.5       Company's Profit Sharing Plan, dated October 1, 1979.
    10.5(a)    Amendment to Profit Sharing Plan, dated October 2, 1985.
    10.5(b)    Amendment to Profit Sharing Plan, dated October 1, 1986.
    10.6       Company's Stock Option Plan, dated October 1, 1985.
    10.7       Line of Credit (loan agreement) of $2,000,000 from the Fidelity
               Bank.
    10.9       Bucks County Industrial Development Authority Loan Agreement for
               1,500,000 dated April 10, 1985.
    10.9(a)    Letter Amendment, dated March 4, 1986 from Special Counsel to
               Fidelity Bank.
    10.9(b)    Letter Amendment, dated March 5, 1986 from Fidelity Bank to
               Special Counsel.
    10.10      New Jersey Economic Development Authority Note for 3,000,000 by
               Company, dated September 10, 1985.
    10.10(a)   Letter Agreement, dated March 4,1986 from Special Counsel to
               Fidelity Bank.
    10.10(b)   Letter Amendment dated March 5, 1986 from Fidelity Bank to
               Special Counsel.
    10.10(c)   Letter dated, March 24, 1986 from Special Counsel to Fidelity
               Bank with respect to the New Jersey Economic Development
               Authority Loan.
    21(a)      List of Subsidiaries.


REPORTS ON FORM 8-K


    None.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


                               PARIS CORPORATION



Date:      12/29/98                By: /s/ Dominic P. Toscani, Sr.
      --------------------             ------------------------------
                                       Dominic P. Toscani, Sr.,
                                      (President, Chairman Board of Directors)



Date:      12/29/98                 By: /s/ William L. Lomanno
      --------------------              ------------------------------
                                          William L. Lomanno
                                         (Chief Financial Officer)



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                  SIGNATURES

/s/ Dominic P. Toscani, Sr.  12/29/98      /s/ Frank A. Mattei   12/29/98
_____________________________________      ______________________________
Dominic P. Toscani, Sr.       (Date)       Frank A. Mattei       (Date)
(President, Chairman Board of Directors)   (Director)


/s/ William L. Lomanno      12/29/98       /s/ Palmer E. Retzlaff 12/29/98
____________________________________       _______________________________
William L. Lomanno            (Date)       Palmer E. Retzlaff    (Date)
(Chief Financial Officer)                  (Director)


/s/ Gerard M. Toscani       12/29/98       /s/ Oscar Tete      12/29/98
____________________________________       ____________________________
Gerard M. Toscani             (Date)       Oscar Tete            (Date)
(Director)                                 (Director)


/s/ John V. Petrycki        12/29/98
____________________________________
John V. Petrycki              (Date)
(Director)