Form 10-Q
period 1998-12-21
PARIS CORP
filed 1999-02-12
CIK 789660

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  ___________________________________________


                      FOR QUARTER ENDED DECEMBER 31, 1998

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


                          YES   [X]            NO[_]


              NUMBER OF SHARES OUTSTANDING AS OF DECEMBER 31, 1998

                        COMMON STOCK           3,937,517

                               PARIS CORPORATION

                                    CONTENTS




PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements (Unaudited):                       PAGE

                    Consolidated Balance Sheets - December 31, 1998
                    and September 30, 1998 (audited)                          3

                    Consolidated Statements of Income
                    Three months ended December 31, 1998 and 1997             4

                    Consolidated Statements of Cash Flows -
                    Three months ended December 31, 1998 and 1997             5

                    Notes to Consolidated Condensed
                    Financial Statements                                      6

           ITEM 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations            7-9


PART II.   OTHER INFORMATION (Items 1 through 5 - not applicable)

           ITEM 6.  Exhibits and Reports on Form 8-K                          9

                    Signatures of Registrant                                 10

                               PARIS CORPORATION
                           CONSOLIDATED BALANCE SHEET

(IN THOUSANDS)

ASSETS
                                                      12-31-98    9-30-98
                                                    (Unaudited)  (AUDITED)
                                                    ----------   --------
Current assets:
   Cash and cash equivalents                         $   3,553   $  4,073
   Restricted cash                                       2,168      2,140
   Investments:
     Marketable securities                               1,526      1,467
     Other                                               2,937      2,904
   Accounts receivable                                   5,182      3,664
   Inventories                                           3,611      3,456
   Prepaid expenses                                        256        225
   Deferred tax asset                                      136        136
                                                     ---------   --------

      Total current assets                              19,369     18,065

Property and equipment, net                              1,546      1,561
Deferred tax asset                                         786        786
Other assets                                               180        158
                                                     ---------   --------

      Total Assets                                   $  21,881   $ 20,570
                                                     =========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Note payable, bank                                    3,665      2,459
   Accounts payable and accrued expenses                 3,361      2,302
   Accrued payroll and related expenses                    186        264
     Income taxes payable                                   51        238
   Deferred revenue                                        364        375
                                                     ---------   --------

      Total current liabilities                          7,627      5,638

Deferred revenue, net of current portion                   487        576
                                                     ---------   --------

      Total Liabilities                                  8,114      6,214
                                                     ---------   --------

Commitments:
Shareholders' equity:
   Common stock                                             16         16
   Additional paid in capital                            8,588      8,588
   Retained earnings                                     7,187      7,797
   Unrealized loss on marketable securities               (106)      (163)
   Treasury stock                                       (1,918)    (1,882)
                                                     ---------   --------

      Total Shareholders' Equity                        13,767     14,356
                                                     ---------   --------

      Total Liabilities and Shareholders' Equity     $  21,881   $ 20,570
                                                     =========   ========

                            See accompanying notes.

                               PARIS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   UNAUDITED

(in thousands, except per share data)


                                      THREE MONTHS   THREE MONTHS
                                         ENDED          ENDED
                                        12-31-98       12-31-97
                                      ------------   ------------
Net sales                               $    7,987   $    9,406

Cost of products sold                        7,029        8,852
                                        ----------   ----------

Gross profit                                   958          554
                                        ----------   ----------

Selling expenses                               440          446
General and administrative expenses            496          583
Interest expense                                43           84
Gain on Sale of Building                       (89)           0
Other (income) expense                         (86)         (97)
                                        ----------   ----------

Income (loss) before taxes                     154         (462)
Provision (benefit) for income taxes            52         (157)
                                        ----------   ----------

Net Income (loss)                       $      102   $     (305)
                                        ==========   ==========


Weighted average common and
equivalent shares outstanding            3,538,645    3,567,460

Earnings (loss) per share - basic            $0.03       $(0.09)
                                        ==========   ==========

Earnings (loss) per share - diluted          $0.03       $(0.09)
                                        ==========   ==========

                            See accompanying notes.

                               PARIS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED

(in thousands)                                                         THREE MONTHS  THREE MONTHS
                                                                           ENDED        ENDED
                                                                          12-31-98    12-31-97
                                                                         ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                      $     102   $    (305)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation                                                               141         244
    Gain on sale of property and equipment                                     (89)          0
    (Gain) loss on sale of investments                                          27         (13)
    Equity in limited partnership interests                                    (34)        (49)
    Provision for bad debts                                                     30          30
    Deferred income tax (benefit) expense                                        0        (157)
  (Increase) decrease in assets:
    Accounts receivable                                                     (1,548)         77
    Inventories                                                               (155)        834
    Prepaid expenses                                                           (31)        (78)
 Other assets                                                                  (22)         24
  Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                                      958        (680)
    Accrued payroll and related expenses                                       (78)        (72)
    Income taxes payable                                                      (187)          0
                                                                         ---------   ---------

     Total adjustments                                                        (988)        160
                                                                         ---------   ---------

               Net cash provided by (used in) operating activities            (886)       (145)
                                                                         ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in restricted cash                                                  (28)          0
  Proceeds from sale of investments                                            313          66
  Purchase of investments                                                     (341)       (231)
  Purchase of property and equipment                                           (37)       (169)
                                                                         ---------   ---------

               Net cash provided by (used in) investing activities             (93)       (334)
                                                                         ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of treasury stock                                                        1           0
  Purchase of treasury stock                                                   (37)       (120)
  Dividend Payable                                                            (711)          0
  Proceeds of note payable, bank                                             1,206         520
                                                                         ---------   ---------

               Net cash provided by (used in) financing activities             459         400

               Net decrease in cash and cash equivalents                      (520)        (79)
Cash and cash equivalents, at beginning of period                            4,073       2,742
                                                                         ---------   ---------

Cash and cash equivalents, at end of period                              $   3,553   $   2,663
                                                                         =========   =========

Supplemental disclosures of cash flow information:
  Cash paid for interest expense                                         $      43   $      84
  Cash paid for income taxes                                             $     241   $       0

                            See accompanying notes.

                               PARIS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying unaudited interim consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Summary of Accounting Policies and Notes to Consolidated Financial Statements included in the September 30, 1998 Form 10-K should be read in conjunction with the accompanying statements. These statements include all adjustments (consisting only of normal recurring accruals) which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

2. The Company has agreements with certain customers and vendors which include potential rebates, commissions and other liabilities upon the fulfillment of certain terms and conditions. Management had estimated and recorded contingent liabilities of approximately $54,000 at September 30, 1998 related to these agreements and other potential liabilities. During the three months ended December 31, 1998 management reduced the liability to $35,000, reflecting lower obligations.

3. The Company has adopted FASB #128, "Earnings Per Share" as required. Due to the anti-dilutive effect of employee stock options outstanding in the computation of earnings per share, basic and fully diluted earnings per share are identical.

4. Inventories consist of the following at December 31, 1998 and September 30, 1998:

                                   12/31/98     9/30/98
                                 ----------  ----------

             Raw materials       $1,134,417  $  819,331

             Work in progress        43,361      47,594

             Finished goods       2,433,380   2,588,874
                                 ----------  ----------

                                 $3,611,158  $3,455,799
                                 ==========  ==========

                               PARIS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
                             ---------------------
                               DECEMBER 31, 1998
                               -----------------


                                                                                     THREE MONTHS
--------------------------------------------------------------------------------------------------------------------------
                                                                                                    $               %
                                                               1998              1997             CHANGE          CHANGE
--------------------------------------------------------------------------------------------------------------------------
Net Sales                                                     $7,987            $9,406           $(1,419)              -15%
--------------------------------------------------------------------------------------------------------------------------
Cost of sales                                                  7,029             8,852            (1,823)              -21%
--------------------------------------------------------------------------------------------------------------------------
Gross profit                                                     958               554               404                73%
--------------------------------------------------------------------------------------------------------------------------
Selling                                                          440               446                (6)               -1%
--------------------------------------------------------------------------------------------------------------------------
General and administrative expenses                              496               583               (87)              -15%
--------------------------------------------------------------------------------------------------------------------------
Interest expense                                                  43                84               (41)              -49%
--------------------------------------------------------------------------------------------------------------------------
Other (income) expense                                          (175)              (97)              (78)               80%
--------------------------------------------------------------------------------------------------------------------------
Pretax income (loss)                                             154              (462)              616              -133%
--------------------------------------------------------------------------------------------------------------------------
Income taxes                                                      52              (157)              209              -133%
--------------------------------------------------------------------------------------------------------------------------
Net Income (loss)                                             $  102            $ (305)          $   407              -133%
--------------------------------------------------------------------------------------------------------------------------

GROSS PROFIT
------------

Gross Profit for the three months ended December 31, 1998 of $958M increased $404M or 73% as compared to the same quarter in the prior year. Sales of $7987M decreased $1419M or 15% and cost of sales of $7029M decreased $1823M or 21%.

Sales Factors
-------------

Sales of stock continuous forms of $3424M decreased $1639M or 32%, consistent with the decline in unit volume. During the three months ended December 31, 1997, the Company was winding down shipments to the Company's two largest stock forms customers. The loss of these two customers resulted in the unit volume decline.

Value-added cut sheet products distributed through the retail channel continued to gain strength with a 31% increase in sales dollars for comparable quarters. Sales increased from $1048M to $1373M, and increase of $325M. The increase can be attributed to higher unit volumes in addition to higher average sell prices due to product mix.

Sales of the Company's Laser3, DocuGard and HCFA product lines have increased $229M or 53%. This higher sales volume can be attributed to the Company's increased focus on these product lines.

The sales of Custom products declined $29M or 1% from the same quarter last year. Custom forms declined $194M but was offset by an increase in Custom cut sheets of $165M.

The sales of commodity cut sheets declined $174M or 15%, from $1181M to $1007M.

Sales of miscellaneous products declined $186M or 76%, from $243M to $57M. The decline can be attributed to the exit from the hardware business and strategy to focus on other product lines such as Laser3, DocuGard and HCFA.

Sales rebates, discounts and allowances of $122M decreased $68M, or 35%.

Cost factors
------------

The cost of stock continuous form sales of $2987M decreased $1499M or 33% compared to the same period last year, proportionate to the sales decline.

Value-added cut sheet costs increased $187M or 24%. The difference between the sales increase of 31% versus the cost increase of 24% can be attributed to the sale of higher margin products.

The cost of sales for the Company's Laser3, DocuGard and HCFA product lines of $442M increased $101M or 29%, disproportionate with the sales dollar increase of 53%. The variance represents a reduction of material costs at a greater rate than the reduction of sales price.

The cost of custom products of $1194M decreased $73M or 5%. The cost of sales decrease at a percentage higher than the decline in sales can be attributed to lower material costs.

Manufacturing and overhead variances increased costs $137M on a quarter-to-quarter basis. The primary factors were the rent expense for the New Jersey facility and labor inefficiencies.

Freight and distribution costs declined $112M or 19% in the first quarter compared to last year due to the decreased sales volume.

OPERATING EXPENSES
------------------

Operating expenses were reduced $93M or 9% on a quarter-to-quarter basis. Selling and marketing expenses remained relatively flat, decreasing $6M from $446M to $440M.

General Administrative expenses were reduced $87M, or 15%. The decrease results primarily from a reduction in salary and benefits of $67M and other miscellaneous expenses aggregating $20M.

OTHER INCOME AND EXPENSES
-------------------------

Other income, net, increased $78M due to the amortization of the gain on the sale of the New Jersey facility of $89M, offset by a decrease in investment related income of $11M.

Interest expense decreased $41M for the three months ended December 31, 1998 as compared to the same quarter in the prior year, as a result of lower borrowings against the working capital line of credit.

                        LIQUIDITY AND CAPITAL RESOURCES:
                        --------------------------------

Working capital decreased $685M from $12427M to $11742M and cash/cash equivalents decreased $520M during the three months ended December 31, 1998. Accounts receivable increased $1518M, or 41% due to special promotional terms with the Company's largest customer and the addition of a large retail account. Inventories were increased by $155M, or 4%. Accounts payable and accrued expenses were also increased in the amount of $1059M.

The bank line of credit balance of $3665M at December 31, 1998 was not representative of the average balance for the quarter of approximately $2500M due to timing. The line of credit expired on December 31, 1998 and the Company extended the agreement until January 31, 1999. The Company plans to pay off the loan balance and seek more cost efficient methods of financing during fiscal year 1999.

During the three months ended December 31, 1998, the Company declared a special dividend to be payable in January of 1999. The special dividend resulted in a reduction of stockholders' equity in the amount of $711M during the quarter ended December 31, 1998.

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

We believe all other manufacturing, computer systems and communications equipment are "Year 2000" compliant.

In October of 1998, the Company reached an agreement with a software vendor for the purchase of the replacement of the main business application software. The Company had the software installed and on site during January 1999 for the commencement of the employee training program. The estimated cost of the conversion project is $250M. Included in this estimate is $60M in training and travel expenses, which will be charged against income in FY99. In addition to the conversion expense for the business software, the Company will expend an estimated $45M for the upgrade of our automated call-processing and voice-mail software. The Company expects that the conversion of all non-compliant systems will be completed during FY99.

The company will complete a "Year 2000" compliance survey of all vendors by June 30, 1999, at which time alternative vendors will be identified if there is exposure due to non "Year 2000" compliance. The Company is in the process of assessing their risk and developing a contingency plan if they do not achieve "Year 2000" compliance before the new millennium.


                               PARIS CORPORATION

                                    PART II
                               OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   Exhibits

               Computation of Primary Earnings Per Share

               Average Number of Common Shares
               Outstanding During the Period        3,538,645
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



DATE:   February 10, 1999