Form 10-Q
period 1999-03-31
PARIS CORP
filed 1999-05-14
CIK 789660

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   -------------------------------------------

                        FOR QUARTER ENDED, MARCH 31,1999

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

                                 YES |X| NO |_|

                NUMBER OF SHARES OUTSTANDING AS OF MARCH 31,1999

                             COMMON STOCK 3,937,517

                                PARIS CORPORATION

                                    CONTENTS

PART I.  FINANCIAL INFORMATION

         ITEM 1. Financial Statements (Unaudited):                          PAGE

                 Consolidated Balance Sheets - March 31, 1999
                 and September 30, 1998 (audited)..............................3

                 Consolidated Statements of Income
                 Three months ended, March 31, 1999 and 1998
                 Six months ended, March 31, 1999 and 1998.....................4

                 Consolidated Statements of Cash Flows -
                 Six months ended, March 31, 1999 and 1998.....................5

                 Consolidated Statement of Changes in Stockholders'
                 Equity - September 30, 1998 and March 31, 1999................6

                 Notes to Consolidated Condensed Financial Statements..........7

         ITEM 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations............8 - 12

PART II. OTHER INFORMATION (Items 1 through 5 - not applicable)

         ITEM 6. Exhibits and Reports on Form 8-K.............................12

                 Signatures of Registrant.....................................13

                                PARIS CORPORATION
                           CONSOLIDATED BALANCE SHEET
(in thousands)

ASSETS
                                                       3-31-99         9-30-98
                                                       (Unaudited)     (Audited)
                                                       -----------     ---------
Current assets:
  Cash and cash equivalents                             $  1,679       $  4,073
  Restricted cash                                              0          2,140
  Investments:
    Marketable securities                                  2,002          1,467
    Other                                                  2,957          2,904
  Accounts receivable                                      5,354          3,664
  Inventories                                              4,301          3,456
  Prepaid expenses                                           249            225
  Deferred income taxes                                      136            136
                                                        --------       --------

    Total current assets                                  16,678         18,065

Property and equipment, net                                1,600          1,561
Deferred tax asset                                           786            786
Other assets                                                 174            158
                                                        --------       --------

    Total Assets                                        $ 19,238       $ 20,570
                                                        ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Note payable, bank                                    $      0       $  2,459
  Accounts payable and accrued expenses                    3,883          2,302
  Accrued payroll and related expenses                       370            264
  Income taxes payable                                       239            238
  Deferred revenue                                           357            375
                                                        --------       --------

    Total current liabilities                              4,849          5,638

Deferred revenue, net of current portion                     397            576
                                                        --------       --------

    Total Liabilities                                      5,246          6,214
                                                        --------       --------

Commitments:
Shareholders' equity:
  Common stock                                                16             16
  Additional paid in capital                               8,588          8,588
  Retained earnings                                        7,447          7,797
  Accumulated other comprehensive income                    (106)          (163)
  Treasury stock                                          (1,953)        (1,882)
                                                        --------       --------

    Total Shareholders' equity                            13,992         14,356
                                                        --------       --------

    Total Liabilities and Shareholders' Equity          $ 19,238       $ 20,570
                                                        ========       ========

                             See Accompanying Notes

                                PARIS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                    Unaudited

(in thousands, except per share data)

                                             THREE             THREE             SIX               SIX
                                            MONTHS            MONTHS            MONTHS            MONTHS
                                             ENDED             ENDED             ENDED             ENDED
                                            3-31-99           3-31-98           3-31-99           3-31-98
                                          -----------       -----------       -----------       -----------
Net Sales                                 $     9,815       $     8,227       $    17,802       $    17,632

Cost of products sold                           8,506             7,308            15,536            16,159
                                          -----------       -----------       -----------       -----------

Gross profit                                    1,309               919             2,266             1,473
                                          -----------       -----------       -----------       -----------

Selling expenses                                  429               430               870               875
General and administrative expenses               555               561             1,051             1,145
Interest expense                                   15                77                58               161
Gain on sale of building                          (89)                0              (178)                0
Other (income) expense                            (48)             (167)             (136)             (264)
                                          -----------       -----------       -----------       -----------

Income (loss) before taxes                        447                18               601              (444)
Provision (benefit) for income taxes              188                 6               240              (151)
                                          -----------       -----------       -----------       -----------

Net Income (loss)                         $       259       $        12       $       361       $      (293)
                                          ===========       ===========       ===========       ===========

Weighted average common and                 3,535,645         3,552,645         3,535,645         3,552,645
  equivalent shares outstanding

Earnings (Loss) per share - basic         $      0.07       $     0.003       $      0.10       $     (0.08)
                                          ===========       ===========       ===========       ===========

Earnings (Loss) per share - diluted       $      0.07       $     0.003       $      0.10       $     (0.08)
                                          ===========       ===========       ===========       ===========

                             See Accompanying Notes

                                PARIS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited

(in thousands)                                               SIX MONTHS     SIX MONTHS
                                                                ENDED         ENDED
                                                               3-31-99       3-31-98
                                                             ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                            $   361       $  (293)
                                                               -------       -------

  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation                                                   273           455
    Gain on sale of property, and equipment                       (178)          (58)
    (Gain) loss on sale of investments                              53          (124)
    Equity in limited partnership interests                        (54)            0
    Provision for bad debts                                         60            50
    Deferred income tax (benefit) expense                            0            75
  (Increase) decrease in assets:
    Accounts receivable                                         (1,750)          875
    Inventories                                                   (845)          798
    Recoverable income taxes                                         0          (232)
    Prepaid expenses                                               (24)            1
    Other assets                                                   (16)           34
  Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                        1,384          (449)
    Accrued payroll and related expenses                           106           (31)
  Income taxes payable                                               1             0
                                                               -------       -------

    Total adjustments                                             (990)        1,394
                                                               -------       -------

      Net cash provided by (used in) operating activities         (629)        1,101
                                                               -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in restricted cash                                    2,140             0
  Proceeds from sale of investments                                414           121
  Purchase of investments                                         (944)         (682)
  Purchase of property and equipment                              (134)         (295)
  Proceeds from sale of property and equipment                       0            58
                                                               -------       -------

      Net cash provided by (used in) investing activities        1,476          (798)
                                                               -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of treasury stock                                           21             0
  Purchase of treasury stock                                       (92)         (146)
  Dividend Paid                                                   (711)            0
  Repayments of note payable, bank                              (2,459)         (798)
                                                               -------       -------

      Net cash provided by (used in) financing activities       (3,241)         (944)

Net decrease in cash and cash equivalents                       (2,394)         (641)
Cash and cash equivalents, at beginning of period                4,073         2,742
                                                               -------       -------

Cash and cash equivalents, at end of period                    $ 1,679       $ 2,101
                                                               =======       =======

Supplemental disclosures of cash flow information:
  Cash paid for interest expense                               $    58       $   161
  Cash paid for income taxes                                   $   241       $     0

                             See Accompanying Notes

                                PARIS CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDRES' EQUITY
    FOR THE YEAR ENDED SEPTEMBER 30, 1998 AND SIX MONTH ENDED MARCH 31, 1999

                                                                                                          Accumulated
                                                                                                              Other
                                                     Common Stock           Additional       Retained     Comprehensive
                                                 Shares        Amount     Paid in Capital    Earnings         Income
                                                 ------        ------     ---------------    --------         ------
Balance at October 1, 1997                      3,937,517    $  15,751       $8,588,243     $7,812,962       $  24,070

COMPREHENSIVE INCOME:
  Net loss                                                                                     (15,781)
  Other comprehensive income,
    Unrealized loss on securities,
      net of reclassification adjustment
      of gains included in net income                                                                         (187,482)
                                                -----------------------------------------------------------------------

        Comprehensive income

Purchase of 86,786 treasury shares
Sales of 12,000 treasury shares

Balance at September 30, 1998                   3,937,517    $  15,751       $8,588,243     $7,797,181       $(163,412)
                                                ---------    ---------       ----------     ----------       ---------

  Net Income                                                                                   360,822
  Other comprehensive income,
    Unrealized gain on securities, net of
      reclassification adjustment of gains
      included in net income                                                                                    56,944
                                                -----------------------------------------------------------------------

        Comprehensive income


Purchase of 40,400 treasury shares
Sale of 10,400 treasury shares

Dividend Paid                                                                                 (711,055)
                                                -----------------------------------------------------------------------

Balance at March 31, 1999                       3,937,517    $  15,751       $8,588,243     $7,446,948       $(106,468)

                                                   Treasury Stock
                                                 Shares      Amount          Total
                                                 ------      ------          -----
Balance at October 1, 1997                      (308,086) $(1,739,736)    $14,701,290

COMPREHENSIVE INCOME:
  Net loss                                                                    (15,781)
  Other comprehensive income,
    Unrealized loss on securities,
      net of reclassification adjustment
      of gains included in net income                                        (187,482)
                                                -------------------------------------

        Comprehensive income                                                 (203,263)
                                                                          -----------

Purchase of 86,786 treasury shares               (86,786)    (166,501)       (166,501)
Sales of 12,000 treasury shares                   12,000       24,000          24,000

Balance at September 30, 1998                   (382,872) $(1,882,237)    $14,355,526
                                                --------  -----------     -----------

  Net Income                                                                  360,822
  Other comprehensive income,
    Unrealized gain on securities, net of
      reclassification adjustment of gains
      included in net income                                                   56,944
                                                -------------------------------------

        Comprehensive income
                                                                              417,766
                                                                          -----------

Purchase of 40,400 treasury shares               (40,400)     (91,863)        (91,863)
Sale of 10,400 treasury shares                    10,400       21,500          21,500

Dividend Paid                                                                (711,055)
                                                -------------------------------------

Balance at March 31, 1999                       (412,872) $(1,952,600)    $13,991,874

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

2. The Company has agreements with certain customers and vendors which include potential rebates, commissions, and other liabilities upon the fulfillment of certain terms and conditions. Management had estimated and recorded contingent liabilities of approximately $54,000 as of September 30, 1998 related to these agreements and other potential liabilities. During the six months ended March 31, 1999, management increased the liability to $66,000, reflecting higher obligations.

3. The Company has adopted FASB #128, "Earnings Per Share" as required. Due to the anti-dilutive effect of employee stock options outstanding in the computation of earnings per share, basic and fully diluted earnings per share are identical.

4. The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS no. 130"). SFAS No. 130 established new standards for reporting and display of comprehensive income and its components. Comprehensive income consists of net income and unrealized gains and loses on certain investments in marketable debt and equity securities and its presented in the statement of changes in stockholders' equity. The adoption of SFAS No. 130 had no effect on the Company's net income or equity.

5.    Inventories consist of the following at March 31, 1999 and September 30,
      1998:

                                                  3/31/99               9/30/98
                                                ----------            ----------

Raw Materials                                   $1,118,365            $  819,331
Work in Progress                                    41,200                47,594
Finished Goods                                   3,141,706             2,588,874
                                                ----------            ----------

                                                $4,301,271            $3,455,799
                                                ==========            ==========

                                PARIS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                                 MARCH 31, 1999

------------------------------------------------------------------------------------------------------------------------------------

                                                    Three Months                                          Six Months
------------------------------------------------------------------------------------------------------------------------------------

                                                                $             %                                       $          %
                                      1999        1998       Change        Change       1999           1998        Change     Change

------------------------------------------------------------------------------------------------------------------------------------

Net Sales                            $9,815      $8,227      $1,588           19%      $17,802       $17,632       $  170        1%
------------------------------------------------------------------------------------------------------------------------------------

Cost of sales                         8,506       7,308       1,198           16%       15,536        16,159         (623)      -4%
------------------------------------------------------------------------------------------------------------------------------------

Gross profit                          1,309         919         390           42%        2,266         1,473          793       54%
------------------------------------------------------------------------------------------------------------------------------------

Selling                                 429         430          (1)           0%          870           875           (5)      -1%
------------------------------------------------------------------------------------------------------------------------------------

General and administrative expenses     555         561          (6)          -1%        1,051         1,145          (94)      -8%
------------------------------------------------------------------------------------------------------------------------------------

Interest expense                         15          77         (62)         -81%           58           161         (103)     -64%
------------------------------------------------------------------------------------------------------------------------------------

Other (income) expense                 (137)       (167)         30          -18%         (314)         (264)         (50)      19%
------------------------------------------------------------------------------------------------------------------------------------

Pretax income (loss)                    447          18         429         2383%          601          (444)       1,045     -235%
------------------------------------------------------------------------------------------------------------------------------------

Income taxes                            188           6         182         3033%          240          (151)         391     -259%
------------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                    $  259      $   12      $  247         2058%      $   361       $  (293)      $  654     -223%
------------------------------------------------------------------------------------------------------------------------------------


Gross Profit

Three Months Comparison

Gross profit for the three months ended March 31, 1999 of $1309M increased $390M as compared to the same quarter in the prior year. Sales of $9815M increased $1588M or 19% and cost of sales of $8506M increased $1198M or 16%.

Sales factors

Sales of stock continuous forms of $3351M decreased $911M or 21% due a decline in unit volume of 11% and a decrease in the average sell price of approximately 10%.

Value-added products distributed through the retail channel reported strong second quarter revenue. Sales increased $1560M or 159% from the comparable quarter last year, growing from $982M to $2542M. The increase can be attributed to an increased customer base and product line. In addition, the Company shipped a non-recurring order in the amount of $627M to their largest customer in relation to a special promotion.

The sales of mill dropped commodity cut sheets increased $238M, or 20% from $1176M to $1415. The increase can be attributed to an increase in unit volume of 11% and an increase in average sell price of 9%.

Sales of the Company's Laser3, DocuGard and HCFA product lines have increased $327M or 75%. The increase is indicative of the Company's increased focus on these product lines, including sales and marketing promotions.

The sales of custom products increased $118M or 7% from the same quarter last year. Revenue from custom cutsheets increased $165M while custom forms declined $47M, indicative of the market trend.

Sales of miscellaneous products increased $233M on the strength of shipments of our poly-products line.

Sales returns discounts and allowances of $128M decreased $162M. The decision to exit the hardware business has led to the decrease in product returns.

Cost factors

The cost of stock continuous form sales of $2879 decreased $912M or 24% relatively proportionate to the sales decline. In addition, favorable paper prices contributed to the decline in costs.

Value-added retail product costs increased $1107M or 156% consistent with the increase in product sales.

The cost of sales for mill dropped commodity cut sheets increased $89M, or 8%, disproportionate to the increase in sales. The average cost per unit declined approximately 2%. The gain in gross margin was a result of the higher average sell price.

The cost of sales for the Company's Laser3, DocuGard and HCFA product lines have increased $165M, or 47%. The increase is a result of the increase in unit-volume, offset by a 23% decline in the average cost per unit as a result of product mix.

Freight and distribution costs increased $188M or 45% in the second quarter compared to last year. The increase is due to the increased sales volume and higher warehousing costs of our mill dropped cut sheets.

Six Months Comparison

Gross profit for the six months ended March 31, 1999 of $2266M represented an increase of $793M or 54% as compared to the same period in the prior year. Sales of $17802M increased $170M or 1% and cost of sales of $15536M decreased $623M or 4%.

Sales factors

Sales of stock continuous forms decreased $2550M or 27% from $9324M to $6774M. Unit volume decreased 19% and the average sell price declined approximately 9%.

Value-added retail sales were $3915M as compared to $2030M last year, representing an increase of $1885M or 93%. In addition to the reasons stated in the three month comparison, this increase is representative of the strong demand from inkjet/laser printer users.

As stated in the three month comparison, the Company has increased its focus on the Laser3, DoucGard and HCFA product lines. The result of this strategy is that sales have increased $555M or 64% from $863M to $1418M for the six months ended March 31, 1999.

The sales of custom products increased $89M or 2% from the same period last year. Revenue from custom cutsheets increased $330M while custom forms declined $241M.

Sales returns, discounts and allowances have decreased $230M or 47% from $480M to $250M for the same reasons as stated in the three month comparison.

Cost Factors

The cost of stock continuous forms sales decreased $2189 or 26%, consistent with the sales decline.

Value-added retail product costs increased $1255M or 84%. The increase in costs on a percentage basis are slightly trailing the accelerated sales rate. This is reflective of our increased sales of higher margined products.

The cost of sales for mill dropped commodity cut sheets decreased $148M or 6% despite an increase in sales volume of 3%. The discrepancy is due to the increase in the average sell price along with favorable paper costs.

The cost of sales for Laser3, DocuGard and the HCFA product lines have increased $273M or 40% for the same reasons as stated in the three month comparison.

Freight and distribution costs increased $75M or 7%.

Operating Expenses

Three Months Comparison

Operating expenses remained relatively flat on a quarter to quarter basis. Selling expenses decreased from $430M to $429 and General and Administrative expenses declined $6M from $561M to $555M.

Six Months Comparison

Operating expenses were reduced $99M or 5% for the six month period. Sales and Marketing expenses were reduced $5M or 1%.

General and Administrative expenses decreased $94M or 8%. The decline is a result of decreased salary and wages of $111M and lower depreciation expense of $79M. Offsetting these decreases was an additional cost of $80K related to the Y2K solution. Other sundry expenses increased $16M.

                            OTHER INCOME AND EXPENSES

Other income, net decreased $30M for the three months ended March 31, 1999 and increased $50M for the six month period. During the three months ended March 31, 1999 investment related income decreased $75M offset by an increase of $31M in income related to the amortization of the gain on the sale of the New Jersey facility. During the six months ended March 31, 1999 investment related income decreased $85M offset by the gain on the sale of the building of $120M.

                        LIQUIDITY AND CAPITAL RESOURCES:

Working capital decreased $598M from $12427 million to $11829 million and cash and cash equivalents decreased $4534M during the six months ended March 31, 1999.

Net cash used in operating activities was $629M. Accounts receivable increased $1750M due to the high volume of shipments in March. Inventories increased $845M composed of an increase in finished goods of $553M, raw materials of $299M, and a decline of work in process of $7M. Accounts payable and accrued expenses increased $1384M reflecting higher liabilities due in part to the inventory build.

Net cash provided by investing activities was $1476M due principally to the decrease in restricted cash of $2140M. The cash is no longer restricted due to the fact the Company paid down the bank loan relieving the bank of their security interest in the money market account. The Company used $530M in cash to purchase marketable securities and $134M was invested in property and equipment.

Net cash used in financing activities was $3241M. The bank line of credit expired on January 31 1999 and the balance of $2459 was paid off. The Company will meet future liquidity needs through cash provided by operations and investing activities while more cost efficient methods of financing are sought after and reviewed.

During the six months ended March 31, 1999, the Company declared and paid a special dividend. The special dividend resulted in a reduction of stockholders equity in the amount of $711M during the period.

In September 1998, the Company began a buy-back program of up to 100,000 shares of its common stock at prevailing market prices. During the six months ended March 31, 1999, the Company purchased approximately 40,000 shares at $92M, offset by the distribution of approximately 10,000 shares of treasury stock at $22M.

The Company entered into a purchase agreement for a new sheeter press. The press will support the expansion of our Custom cut sheets and value added retail papers. Delivery and installation is expected during July of 1999. The total machine and installation cost will be approximately $700M. The Company plans to meet this cash requirement internally.

The Company has conducted a comprehensive review of their computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the issues. Items that are being addressed under the Company's "Year 2000" compliance program are as follows.

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

In October of 1998, the Company reached an agreement with a software vendor for the purchase of the replacement of the main business application software. The Company had the software installed and on site during January 1999 for the commencement of the employee training program. The estimated cost of the conversion project is $250M. Included in this estimate is $60M in training and travel expenses, which will be charged against income in FY99. In addition to the conversion expense for the business software, the Company will expend and estimated $45M for the upgrades of our automated call-processing and voice-mail software.

The Company expects the conversion of the electronic Data Interchange application and the automated call-processing/voice mail software will be completed during FY99.

Currently the Company is unable to determine if the conversion of the main business application software will be completed during FY99. The Company has identified a contingency plan which will modify their current software to be "Year 2000" compliant. The approximate cost of this program modification is $50M and can be installed and tested during a period of two months.

The Company will complete a "Year 2000" compliance survey of all vendors by June 30, 1999, at which time alternative vendors will be identified if there is exposure due to non "Year 2000" compliance.

                                PARIS CORPORATION

                                     PART II
                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Computation of Primary Earnings Per Share

            Average Number of Common Shares
            Outstanding During the Period                        3,535,645
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

                                        PARIS CORPORATION

                                        ----------------------------------------
                                        Dominic P. Toscani, Sr.
                                        Chairman of
                                        the Board of Directors

                                        ----------------------------------------
                                        William L. Lomanno
                                        Chief Financial Officer

DATE: May 12, 1999