Form 10-Q
period 1999-06-30
PARIS CORP
filed 1999-08-13
CIK 789660

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  ___________________________________________


                       FOR QUARTER ENDED, JUNE 30, 1999

                        COMMISSION FILE NUMBER 0-14358
                                               -------


                               PARIS CORPORATION
                               -----------------
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

         PENNSYLVANIA                                         23-1645493
         ------------                                         ----------
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

                122 KISSEL ROAD, BURLINGTON, NEW JERSEY  08016
                ----------------------------------------------

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


               NUMBER OF SHARES OUTSTANDING AS OF JUNE 30, 1999

                         COMMON STOCK     3,937,517

                               PARIS CORPORATION

                                   CONTENTS

PART I.   FINANCIAL INFORMATION

          ITEM 1.  Financial Statements (Unaudited):                                                                  PAGE

                   Consolidated Balance Sheets - June 30, 1999
                   and September 30, 1998 (audited)..............................................................       3

                   Consolidated Statements of Income
                   Three months ended, June 30, 1999 and 1998
                   Nine months ended, June 30, 1999 and 1998.....................................................       4

                   Consolidated Statements of Cash Flows -
                   Nine months ended, June 30, 1999 and 1998.....................................................       5

                   Consolidated Statement of Changes in Stockholders' Equity -
                   September 30, 1998 and June 30, 1999..........................................................       6

                   Notes to Consolidated Condensed
                   Financial Statements..........................................................................       7

          ITEM 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.................................................       7 - 13

PART II.  OTHER INFORMATION (Items 1 through 5 - not applicable)

          ITEM 6.  Exhibits and Reports on Form 8-K..............................................................       13

                   Signatures of Registrant......................................................................       14

                               PARIS CORPORATION
                           CONSOLIDATED BALANCE SHEET

(in thousands)

ASSETS
                                                         6-30-99    9-30-98
                                                      (Unaudited)  (Audited)
                                                      -----------  --------
Current assets:
     Cash and cash equivalents                          $  2,784   $  4,073
     Restricted cash                                           0      2,140
     Investments:
       Marketable securities                               2,196      1,467
       Other                                               1,700      2,904
     Accounts receivable                                   4,186      3,664
     Inventories                                           3,229      3,456
     Prepaid expenses                                        248        225
     Deferred income taxes                                   136        136
                                                        --------   --------

        Total current assets                              14,479     18,065

Property and equipment, net                                1,967      1,561
Deferred tax asset                                           786        786
Other assets                                                 175        158
                                                        --------   --------

        Total Assets                                    $ 17,407   $ 20,570
                                                        ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Note payable, bank                                 $      0   $  2,459
     Accounts payable and accrued expenses                 1,948      2,302
     Accrued payroll and related expenses                    515        264
     Income taxes payable                                    101        238
     Deferred revenue                                        357        375
                                                        --------   --------

        Total current liabilities                          2,921      5,638

Deferred revenue, net of current portion                     308        576
                                                        --------   --------

        Total Liabilities                                  3,229      6,214
                                                        --------   --------

Commitments:
Shareholders' equity:
     Common stock                                             16         16
     Additional paid in capital                            8,588      8,588
     Retained earnings                                     7,655      7,797
     Accumulated other comprehensive income                 (106)      (163)
     Treasury stock                                       (1,975)    (1,882)
                                                        --------   --------

        Total shareholders' equity                        14,178     14,356
                                                        --------   --------

        Total Liabilities and Shareholders' Equity      $ 17,407   $ 20,570
                                                        ========   ========

                            See Accompanying Notes

                               PARIS CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                   Unaudited


(in thousands, except per share data)


                                           THREE        THREE        NINE         NINE
                                          MONTHS       MONTHS       MONTHS       MONTHS
                                           ENDED        ENDED        ENDED        ENDED
                                          6-30-99      6-30-98      6-30-99      6-30-98
                                        ----------   ----------   ----------   ----------
Net Sales                               $    8,019   $    9,178   $   25,821   $   26,810

Cost of products sold                        7,189        8,429       22,725       24,588
                                        ----------   ----------   ----------   ----------

Gross profit                                   830          749        3,096        2,222
                                        ----------   ----------   ----------   ----------

Selling expenses                               470          378        1,340        1,254
General and administrative expenses            291          488        1,342        1,633
Interest expense                                 0           72           58          233
Gain on sale of building                       (89)         (49)        (268)         (49)
Other (income) expense                        (175)        (128)        (309)        (394)
                                        ----------   ----------   ----------   ----------

Income (loss) before taxes                     333          (12)         933         (455)
Provision (benefit) for income taxes           127           (4)         367         (155)
                                        ----------   ----------   ----------   ----------

Net Income (loss)                       $      206   $       (8)  $      566   $     (300)
                                        ==========   ==========   ==========   ==========


Weighted average common and              3,526,845    3,553,645    3,526,845    3,553,645
 equivalent shares outstanding

Earnings (Loss) per share - basic       $     0.06   $   (0.002)  $     0.16   $    (0.08)
                                        ==========   ==========   ==========   ==========

Earnings (Loss) per share - diluted     $     0.06   $   (0.002)  $     0.16   $    (0.08)
                                        ==========   ==========   ==========   ==========


                             See Accompanying Notes

                               PARIS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                   Unaudited

(in thousands)                                                       NINE MONTHS   NINE MONTHS
                                                                        ENDED         ENDED
                                                                         6-30-99       6-30-98
                                                                        --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                     $    566      $   (300)
                                                                        --------      --------

  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation                                                             399           626
    Gain on sale of property and equipment                                  (264)         (107)
   (Gain) loss on sale of investments                                         66           (37)
    Equity in limited partnership interests                                 (212)         (187)
    Provision for bad debts                                                   85            90
    Deferred income tax benefit                                                0           (75)
  (Increase) decrease in assets:
    Accounts receivable                                                     (607)        1,143
    Inventories                                                              227         1,581
    Recoverable income taxes                                                   0           642
    Prepaid expenses                                                         (23)          (19)
    Other assets                                                             (17)           42
  Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                                   (637)       (1,321)
    Accrued payroll and related expenses                                     251           (56)
   Income taxes payable                                                     (137)            0
                                                                        --------      --------

      Total adjustments                                                     (869)        2,322
                                                                        --------      --------

              Net cash provided by (used in) operating activities           (303)        2,022
                                                                        --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in restricted cash                                              2,140             0
  Proceeds from sale of investments                                        1,838           224
  Purchase of investments                                                 (1,160)         (760)
  Purchase of property and equipment                                        (553)         (349)
  Proceeds from sale of property and equipment                                12         4,311
                                                                        --------      --------

              Net cash provided by (used in) investing activities          2,277         3,426
                                                                        --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Sales of treasury stock                                                      23            22
 Purchase of treasury stock                                                 (116)         (166)
 Dividend Paid                                                              (711)            0
 Repayments of note payable, bank                                         (2,459)       (2,294)
                                                                        --------      --------

             Net cash provided by (used in) financing activities          (3,263)       (2,438)

Net decrease in cash and cash equivalents                                 (1,289)        3,010
Cash and cash equivalents, at beginning of period                          4,073         2,742
                                                                        --------      --------

Cash and cash equivalents, at end of period                             $  2,784      $  5,752
                                                                        ========      ========

Supplemental disclosures of cash flow information:
  Cash paid for interest expense                                        $     58      $    233
  Cash paid for income taxes                                            $    506      $      0

                             See Accompanying Note

                               PARIS CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDRES' EQUITY
   FOR THE YEAR ENDED SEPTEMBER 30, 1998 AND NINE MONTH ENDED JUNE 30, 1999

                                                    Common Stock               Additional           Retained
                                                Shares       Amount          Paid in Capital        Earnings
                                                ------       ------          ---------------        --------
Balance at October 1, 1997                    3,937,517     $15,751              $8,588,243         $7,812,962

COMPREHENSIVE INCOME:
  Net loss                                                                                             (15,781)
  Other comprehensive income,
   Unrealized loss on securities,
    net of reclassification adjustment
    of gains included in net income
                                              ----------------------------------------------------------------

          Comprehensive income


Purchase of 86,786 treasury shares
Sales of 12,000 treasury shares

Balance at September 30, 1998                 3,937,517     $15,751              $8,588,243         $7,797,181
                                              ---------     -------              ----------         ----------


     Net Income                                                                                        566,357
     Other comprehensive income,
       Unrealized gain on securities, net of
        reclassification adjustment of gains
          included in net income
                                              ----------------------------------------------------------------

           Comprehensive income


Purchase of 51,700 treasury shares
Sale of 11,400 treasury shares

Dividend Paid                                                                                        ( 708,825)
                                              ----------------------------------------------------------------

Balance at June 30, 1999                      3,937,517     $15,751              $8,588,243         $7,654,713

                                                    Accumulated
                                                       Other
                                                   Comprehensive             Treasury Stock
                                                      Income              Shares        Amount          Total
                                                      ------              ------        ------          -----
Balance at October 1, 1997                         $   24,070            (308,086)    ($1,739,736)    $14,701,290

COMPREHENSIVE INCOME:
  Net loss                                                                                                (15,781)
  Other comprehensive income,
   Unrealized loss on securities,
    net of reclassification adjustment
    of gains included in net income                  (187,482)                                           (187,482)
                                                   --------------------------------------------------------------

          Comprehensive income                                                                           (203,263)
                                                                                                         --------

Purchase of 86,786 treasury shares                                        (86,786)       (166,501)       (166,501)
Sales of 12,000 treasury shares                                            12,000          24,000          24,000

Balance at September 30, 1998                       ($163,412)           (382,872)    ($1,882,237)    $14,355,526
                                                   ----------            --------     -----------     -----------


     Net Income                                                                                           566,357
     Other comprehensive income,
       Unrealized gain on securities, net of
        reclassification adjustment of gains
          included in net income                       56,944                                              56,944
                                                   --------------------------------------------------------------

           Comprehensive income                                                                           623,301
                                                                                                      -----------

Purchase of 51,700 treasury shares                                        (51,700)       (116,448)       (116,448)
Sale of 11,400 treasury shares                                             11,400          23,500          23,500

Dividend Paid                                                                                            (708,825)
                                                   --------------------------------------------------------------

Balance at June 30, 1999                            ($106,468)           (423,172)    ($1,975,185)    $14,177,054

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

2. The Company has agreements with certain customers and vendors which include potential rebates, commissions, and other liabilities upon the fulfillment of certain terms and conditions. Management had estimated and recorded contingent liabilities of approximately $54,000 as of September 30, 1998 related to these agreements and other potential liabilities. During the nine months ended June 30, 1999, management reduced the liability to $36,000, reflecting lower obligations.

3. The Company has adopted FASB #128, "Earnings Per Share" as required. Due to the anti-dilutive effect of employee stock options outstanding in the computation of earnings per share, basic and fully diluted earnings per share are identical.

4. The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS no. 130"). SFAS No. 130 established new standards for reporting and display of comprehensive income and its components. Comprehensive income consists of net income and unrealized gains and losses on certain investments in marketable debt and equity securities and is presented in the statement of changes in stockholders' equity. The adoption of SFAS No. 130 had no effect on the Company's net income or equity.

5.   Inventories consist of the following at June 30, 1999 and September 30,
     1998:

                                                  6/30/99     9/30/98
                                                  -------     -------
                            Raw Materials       $  979,680  $  819,331
                            Work in Progress        54,549      47,594
                            Finished Goods       2,194,888   2,588,874
                                                ----------  ----------

                                                $3,229,117  $3,455,799
                                                ==========  ==========

                               PARIS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS
                             ---------------------
                                 JUNE 30, 1999
                                 -------------

---------------------------------------------------------------------------------------------------------------
                                           Three Months                               Nine Months
---------------------------------------------------------------------------------------------------------------
                                                   $          %                               $           %
                              1999     1998     Change      Change       1999      1998     Change     Change
---------------------------------------------------------------------------------------------------------------
Net Sales                    $8,019   $9,178    ($1,159)     -13%      $25,821   $26,810     ($989)      -4%
---------------------------------------------------------------------------------------------------------------
Cost of sales                 7,189    8,429     (1,240)     -15%       22,725    24,588    (1,863)      -8%
---------------------------------------------------------------------------------------------------------------
Gross profit                    830      749         81       11%        3,096     2,222       874       39%
---------------------------------------------------------------------------------------------------------------
Selling                         470      378         92       24%        1,340     1,254        86        7%
---------------------------------------------------------------------------------------------------------------
General and administrative      291      488       (197)     -40%        1,342     1,633      (291)     -18%
 expenses
---------------------------------------------------------------------------------------------------------------
Interest expense                  0       72        (72)    -100%           58       233      (175)     -75%
---------------------------------------------------------------------------------------------------------------
Other (income) expense         (264)    (177)       (87)      49%         (577)     (443)     (134)      30%
---------------------------------------------------------------------------------------------------------------
Pretax income (loss)            333      (12)       345     2875%          933      (455)    1,388      305%
---------------------------------------------------------------------------------------------------------------
Income taxes                    127       (4)       131     3275%          367      (155)      522      337%
---------------------------------------------------------------------------------------------------------------
Net income (loss)            $  206      ($8)   $   214     2675%      $   566     ($300)  $   866      289%
---------------------------------------------------------------------------------------------------------------


Gross Profit
------------

Three Months Comparison

Gross profit for the three months ended June 30, 1999 of $830M increased $81 or 11% as compared to the same quarter in the prior year. Net sales of $8019 decreased $1159 or 13% and cost of sales of $7189 decreased $1240M or 15%.

Sales factors
-------------
Sales of stock continuous forms of $2926M decreased $1340M or 31%. The decline is consistent with the year to date trend and is indicative of the declining market of this product line.

The retail product line, consisting of value added paper, continues to gain strength. Sales increased $211M or 13% from the comparable quarter last year, increasing from $1600M to $1811M.

The sales of mill dropped commodity cut sheets declined $185M or 16% from $1166M to $978M. The revenue decline is a result of a 33% unit decline offset by an increase in the average sell price. The sharp decline in revenue during the quarter is not expected to be a trend. The trend in revenue for this product line is anticipated to be flat to moderate growth.

Sales of the Company's Laser3, DocuGard and HCFA product lines continue to grow. Revenue of $776 increased $239 or 44%. The increase is indicative of the Company's focus on these product lines, including sales and marketing promotions.

The sale of custom products decreased $62M or 3% from the same quarter last year. Revenue from custom cutsheets increased $45M while custom forms declined $107, consistent with the market trend.


Cost factors
------------
The cost of stock continuous form sales of $2515M decreased $1193M or 32% consistent with the sales decline and the unit decline of 30%.

The cost of the value-added retail products decreased $23M despite the increased sales volume of $211M representing a change in the product mix of higher margin products.

The cost of sales for the mill dropped commodity cutsheets decreased $230K or 21%. The decline in cost is primarily a result of the sales decline of 16%.

The cost of sales for the Company's Laser3, DocuGard and HCFA product lines have increased $136M or 35% slightly behind the sales volume increased of 44%.

The cost of custom forms declined $42M or 3% consistent with the decline in revenue.

Freight and distribution costs increased $69M or 17% in the third quarter compared to last year. The increase is due to the increased warehousing and freight costs associated with the mill cut sheet product line.

Unfavorable labor and manufacturing variances increased the manufacturing costs for the current period.

Nine Months Comparison

Gross profit for the nine months ended June 30, 1999 of $3096M represented an increase of $874M or 39% as compared to the same period in the prior year. Sales of $25821M decreased $989M or 4% and cost of sales of $22725M decreased $1863M or 8%.

Sales factors
-------------
Although sales decreased for the nine-month period, sales of higher margin products increased 45% over the similar period of the prior year. These results reflect the successful implementation of our strategy of selling higher margin and higher growth cut sheet paper for non impact laser and ink jet printers, such as Burlington retail ink jet papers, Laser3, DocuGard business papers and custom cut sheet forms as opposed to low margin and negative growth continuous form products such as stock computer paper and custom continuous forms. These results are reflected below:

-------------------------------------------------------------------------------------------------------------------
                                                      SALES OVERVIEW
                                                     Nine Months Ended
                                                         6/30/99
-------------------------------------------------------------------------------------------------------------------
                                                 Sales YTD         Sales YTD         99 vs 98          99 vs 98
-------------------------------------------------------------------------------------------------------------------
                                                    FY99              FY99              YTD              YTD
                                                                                      Change            Change
-------------------------------------------------------------------------------------------------------------------
Stock Computer Paper                              $ 9,700           $13,590          ($3,890)             -29%
-------------------------------------------------------------------------------------------------------------------
Custom Forms                                        2,128             2,476             (348)             -14%
-------------------------------------------------------------------------------------------------------------------
Custom Cut Sheets                                   2,561             2,186              375               17%
-------------------------------------------------------------------------------------------------------------------
Laser3                                              1,523               985              538               55%
-------------------------------------------------------------------------------------------------------------------
DocuGard                                              283               193               90               47%
-------------------------------------------------------------------------------------------------------------------
Retail                                              5,726             3,630            2,096               58%
-------------------------------------------------------------------------------------------------------------------
Mill Cut Sheets                                     3,400             3,523             (123)              -3%
-------------------------------------------------------------------------------------------------------------------
HCFA                                                  387               222              165               74%
-------------------------------------------------------------------------------------------------------------------
Other (including returns & allowances)                113                 5              108             1783%
-------------------------------------------------------------------------------------------------------------------
                                                  $25,821           $26,810            ($989)              -4%
-------------------------------------------------------------------------------------------------------------------


The change in the other category is a result of lower product returns during fiscal 1999 due to the decision to exit the hardware business.

Cost Factors
------------
The cost of stock continuous forms sales decreased $6256M or 43%. The decline in cost is a result of the sales decline of 29% in addition to lower paper costs during the first half of the year.

The cost of the value-added retail products increased $1276M or 45%. The increase in sales volume is at an accelerated pace in comparison to the cost due to product mix as stated in the three-month comparison.

The cost of sales for Laser3, DocuGard and the HCFA product lines have increased $401M or 37% as a result of the sales growth.

As stated in the three-month comparison, freight and distribution costs are trending upward. The increase for the nine months ended June 30, 1999 was $141M or 10%.

Poor efficiencies and reduced production have resulted in unfavorable labor and manufacturing variances increasing production costs for the period.

Operating Expenses
------------------
Three Months Comparison

Operating expenses were reduced $105M or 12% on a quarter to quarter basis. Sales and marketing expenses increased $92M. Salaries and benefits increased $60M as the Company increased their manpower to meet the growth of the retail market. In addition, marketing expenses increased $32M attributable directly to the retail market.

General and Administrative expenses were reduced $197M or 40%. The Company recognized $200M of income due to the reversal of an accrual related to a state sales & use tax audit. The cancellation of the Notice of Determination was received during the current quarter by the taxing authority.

Nine Months Comparison

Operating expenses were reduced $205M or 7% for the nine-month period. Sales and Marketing expenses increased $86M for the reasons stated in the three-month comparison.

General and Administrative expenses decreased $291M or 17%. In addition to the income from the reversal of the sales tax accrual, salaries and benefits decreased $107M, depreciation decreased $90M, offset by additional costs of $95M related to the Y2K solution and other sundry expenses of $11M.


                           OTHER INCOME AND EXPENSES
                           -------------------------

Other income, net increased $158M for the three months ended June 30, 1999 and $310M for the nine month period. The components consisted of the following.


          ----------------------------------------------------------------------------------------------------------

                                                                  Three Months                     Nine Months

          ----------------------------------------------------------------------------------------------------------
                                                             Ended          Ended             Ended          Ended
                                                            6/30/99        6/30/98           6/30/99        6/30/99
          ----------------------------------------------------------------------------------------------------------
            Equity in limited partnership interests           $158          $ 63                $212          $ 187
          ----------------------------------------------------------------------------------------------------------
            Gain on sale property and equipment                 85            49                 264            107
          ----------------------------------------------------------------------------------------------------------
            Working Capital Loan interest fees                   0           (85)                (65)          (260)
          ----------------------------------------------------------------------------------------------------------
            Other                                               21            79                 108            175
          ----------------------------------------------------------------------------------------------------------
                                                              $264          $106                $519          $ 209
          ----------------------------------------------------------------------------------------------------------


                       LIQUIDITY AND CAPITAL RESOURCES:
                       --------------------------------

Working capital decreased $869M from $12427M to $11558M and cash and cash equivalents decreased $3429M during the nine months ended June 30, 1999.

Net cash used in operating activities was $303M. Accounts receivable increased $607M due in part to special promotional terms extended to some retail customers. Inventories decreased $227M comprised of a decrease in finished goods of $394M offset by an increase in raw materials and work in progress of $167M. Accounts payable and accrued expenses decreased $637M due in part to timing differences.

Net cash provided by investing activities was $2277M due principally to the decrease in restricted cash of $2140M. The cash is no longer restricted due to the fact the Company paid down the bank loan relieving the bank of their security interest. The Company had proceeds from the sale of investments of $1838 due primarily to the liquidation of a Limited Partnership interest in the amount of $1415M. The Company expended $553M for equipment related to the purchase of a new sheeter press. The press will support the expansion of our Custom cut sheets and value-added retail papers. The press was delivered in late June with installation and production starting in early July. The total machine and installation cost will be approximately $700M.

Net cash used in financing activities was $3263M. The bank line of credit expired on January 31, 1999 and the balance of $2459M was paid off. The Company will meet future liquidity needs through operation and investing activities while more cost efficient methods of financing are reviewed.

In January 1999, the Company paid a special dividend. The special dividend resulted in a reduction of stockholders equity of $709M during the period.

In September 1998, the Company began a buy-back program of up to 100,00 shares of its common stock at prevailing market prices. During the nine months ended June 30, 1999, the Company purchased approximately 52,000 shares at $116M, offset by the distribution of approximately 11,000 shares at $24M.

The Company has conducted a comprehensive review of their computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the issues. Items that are being addressed under the Company's "Year 2000" compliance program are as follows.

1) Replacement of the main business application software and hardware with "Year 2000" compliant hardware and software retooling.

2) Replacement of our Electronic Data Interchange application with "Year 20000" compliant software.

3) The upgrade of our automated call-processing and voice-mail software to a "Year 2000" compliant release.

We believe all other manufacturing, computer systems and communications equipment are "year 2000" compliant.

The Company has modified their current software application to be "Year 2000" compliant. The cost for the modification was $40M. The software is in the testing stage for compliance and will be completed during FY99.

The Company expects the conversion of the Electronic Data Interchange application and the automated call processing/voice mail software will be completed during FY99. The approximate cost will be $60M.

The Company has completed a "Year 2000" compliance survey of all vendors and currently has yet to identify any exposure due to non "Year 2000" compliance.

                               PARIS CORPORATION

                                    PART II
                               OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               Computation of Primary Earnings Per Share

               Average Number of Common Shares
               Outstanding During the Period        3,526,845
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


DATE:  August 12, 1999