Form 10-K
period 1999-09-30
PARIS CORP
filed 1999-12-29
CIK 789660

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required)

                   FOR FISCAL YEAR ENDED SEPTEMBER 30, 1999

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

                           Yes                      No
                           [X]                     [_]

        The aggregate market value of the voting stock held by nonaffiliates of the registrant as of November 15, 1999 was $2,361,465.

        Number of shares of outstanding common stock as of November 15, 1999:
3,504,245 shares.

        Definitive Proxy Statement for the February 11, 2000 annual meeting of the stockholders has been filed within 120 days after the end of the fiscal year covered by this annual report.

ITEM 1 - BUSINESS

GENERAL
-------

  Paris Corporation ("Paris"), formerly Paris Business Forms, Inc., incorporated in 1964 under the laws of the Commonwealth of Pennsylvania, is a holding company with four wholly-owned subsidiaries: two active operating companies in New Jersey and Texas, one inactive Florida corporation, and a Delaware corporation which owns the Company's trademarks. Paris Business Products, Inc., a New Jersey corporation and Paris Business Forms, Inc., a Texas corporation (dba, Paris Business Products, Inc.), are the two operating companies, with plants in New Jersey and Texas, respectively. PBF Corporation is the Delaware corporation. The Texas and Florida corporations are both wholly-owned subsidiaries of the New Jersey corporation. Paris also has a 57% interest in a corporation, Signature Corporation, formed in 1992, to market office products through the supermarket and drug chain channels. Two individuals own the remainder of the interest in Signature Corporation.

  In January 1996, Paris changed its corporate name to Paris Corporation from Paris Business Forms, Inc.

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

  Traditionally, the principal focus of the business was the manufacturing of continuous forms designed to run on dot matrix and high speed impact printers. The Company serves the stock continuous forms market and the custom forms market, providing business forms to commercial businesses to specification. Laser and inkjet printer technology continues to replace impact printers and, accordingly, the Company's market for continuous forms is shrinking at a pace estimated at 10% per year. The negative growth is more accelerated in the retail market serving small business/home business customers since the printer equipment investment is minimal and easy to replace. As a result, the Company has been shifting its focus to the development, manufacture, and sale of value-added and custom cut sheet products used on laser and inkjet printers. Perfed, punched, lined, collated, colored, photo quality, and novelty cut sheet products have been added to the product line. The continuous forms products segment as a percentage of total sales has decreased from 70% to 50% to 43% in fiscal years 1997, 1998, and 1999, respectively. It is estimated that this segment will only account for 35% of total sales in fiscal 2000.

  The Burlington product line of value-added cut sheet products targeted to the small office and home office user has continued to expand with various offerings to meet the everyday needs of inkjet and laser printer paper demand as well as specialty products for photographic quality and other applications requiring maximum color contrast and optimal ink absorption. Growth in this product segment is expected to be 15% in FY 2000.

  Signature Corporation ("Signature"), the 57% owned joint venture, distributes office products to the food and drug store markets. Formed in late 1992, Signature has continued to increase their stores served from 6,800 in 1996 to 14,000 in 1999. In August 1999, as a result of a stock tender by a Signature minority shareholder, the Company's interest in Signature increased to 57%.
This change in ownership percentage in Signature was accounted for as a purchase and Signature has been consolidated in the accompanying financial statements. The results of operations of Signature have been included in the accompanying statement of operations for the one month period of September 30, 1999. Signature Corporation does experience seasonal fluctuation in their sales revenue. June, July and August represent approximately 35% of Signature's annual revenue.

COMPETITION
-----------

  The business forms market is divided into two major segments. One segment sells directly to end users, principally the 500 to 1,000 largest corporations. The other segment, which Paris serves, distributes forms through resellers and retailers. In the reseller market, there are three or four major competitors in stock continuous forms who are larger than Paris and committed to stock computer paper for the foreseeable future due to capital investment, albeit the negative growth rate. The Company does not compete directly with the approximate dozen direct sellers. There have been a number of acquisitions and mergers within the industry and the consolidation mode is expected to continue going forward to lower unit costs. Paris does not expect to pursue any acquisitions within this business segment and will continue to shrink capacity commensurate with the reduced demand for stock continuous forms.

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

  The Company has partnered or formed strategic alliances to provide raw material, market support, and/or name recognition for its value added cut sheet product and non-paper products. Currently, the Company represents the largest volume customer of Boise Cascade for certain specialty retail cut sheet products. The Company believes the strong relationship between Paris and Boise Cascade will provide the Company a solid footing for future cut sheet supply.

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

  No customer accounts for more than 10% of stock shipments in FY99, but two customers accounted for more than 10% of the Company's stock computer business in fiscal 1997: Office Depot (14%) and Corporate Express (28%). Both accounts were lost to competition during the latter part of the year. Although the loss of these two major accounts had a material adverse effect on sales revenue, the margin loss is no longer significant since competitive pricing reached a level that provided little profit on either account.

  Two customers Best Buy (32%) and Comp USA (17%) that accounted for more then 10% of the Company's retail business in FY99. There was one customer that accounted for 14% of the custom business in FY99.

EMPLOYEES
---------

  As of September 30, 1999, the Company employed approximately 105 people in manufacturing, sales and administrative functions in its corporate offices and plants in New Jersey and Texas.

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

  The sales force consists of seven salespersons covering New England, Mid-Atlantic, Southeast, Midwest and Southwest regions of the United States. A network of independent sales representatives covering the entire United States has been assembled over the past few years to sell the new non-paper products through major resellers and retailers.

MANUFACTURING
-------------

  The Company's custom paper products are manufactured in the New Jersey plant with five rotary presses, two cut sheet presses and one collator. The rotary presses provide the Company with the ability to produce a broad spectrum of form sizes. Each piece of machinery requires a skilled operator; support personnel are required on some equipment. The custom forms operation runs primarily three shifts per day, with individual equipment varying. The estimated capacity of the custom business is approximately $12.5 million in sales at current prices.

  The Company's stock form business is manufactured from two locations. The New Jersey facility has four presses and one collator, and Texas has one press as of September 30, 1999. The majority of the stock forms are produced to be sold from inventory. Each plant is also capable of producing customized computer paper or stock forms upon order. The stock operation is three shifts per day, five days per week, with overtime on an as-needed basis. The estimated annual capacity of the stock business is approximately $30 million in sales at current prices

  The Company's equipment is very well suited to produce nearly all of the forms products required by a forms distributor or retailer. The Company continues to monitor any new product requirements of its forms distributors and assess what new equipment or equipment modifications are required to produce the products.

OPERATIONS
----------

  The Company rents a 125,000 square foot plant and corporate office in Burlington, New Jersey and leases a 20,000 square foot plant in Fort Worth, Texas, with 5% devoted to offices, 45% to paper conversion, and 50% to warehouse. There are no union affiliations among employees at the two locations.

  During the year ended September 30, 1999, the Company operated 7 custom presses, 5 stock presses, and 2 collators. The Company is evaluating the needs for an additional press to increase capacity in the custom plant.

  Utilization of production capacity approximated 60% in New Jersey and 50% in Texas during the year.

  Custom forms capacity continues to be converted from roll to sheeting capability as demand shifts from continuous to cut sheet custom forms. Currently, 60% of custom capacity is directed to cut sheets.

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

  In April 1997, the former President resigned his position with a severance and consulting agreement at full salary for two years guaranteed and the third year dependent on profitability of the Company. The total cost of the severance package was expensed in fiscal 1997 in the amount of $328,000.

ITEM 2 - PROPERTIES

  In May 1998, the Company entered into a contract to sell the office and production facility in New Jersey for a total price of $4,500,000. In addition, the Company entered into an agreement to lease the facility back for a period of three years plus, at the Company's option, an additional two three-year renewal periods. The Company has no obligation to renew the lease beyond its original term. The total gain of $1,070,661 has been deferred and is being recognized over the term of the original lease in the monthly amount of $29,741. The amount of the gain deferred at September 30, 1999 was $575,778. The total gain recognized to date was $494,883 at September 30, 1999. The lease calls for monthly rental payments of $41,667 over the term of the lease.

  The Fort Worth, Texas facility was sold in June 1994 and replaced by a 45,000 square foot leased facility. In October 1999 the lease was modified, and the Company signed a three year lease reducing the facility to 20,000 square feet.

ITEM 3 - LEGAL PROCEEDINGS

  There are no material legal proceedings in process as of the date of this filing.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the year ended September 30, 1999.

                                    PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDERS
MATTERS

(A) The Company's common stock is traded on the over-the-counter market and is listed on the National Association of Stock Dealers Daily Quotation Service (NASDAQ) National Market System. The Symbol for the Company is PBFI. The registrar and transfer agent is Chase Mellon Shareholder Services. The table below shows the high and low closing sale prices as reported by the National Daily Quotation Service.

                                              RANGE OF SALE PRICES
                                              --------------------
                                   1999 FISCAL YEAR          1998 FISCAL YEAR
                                   ----------------          ----------------
                                   HIGH          LOW         HIGH         LOW
First Quarter                     2.3750        1.750        2.125       1.5000
Second Quarter                    2.2190        1.750        2.250       1.5625
Third Quarter                     2.3125        2.000        2.375       1.5625
Fourth Quarter                    2.4375        2.125        3.125       2.1250

The approximate number of shareholders of record as of December 17, 1999 was 200.

The Company's common stock trades on the NASDAQ stock market under the symbol PBFI. The registrar and transfer agent is Chase Mellon Shareholder Services.

In January of 1999 the Company issued a $0.20 per share special dividend. Currently it is undetermined if the Company will declare any future dividends.

ITEM 6 - SELECTED FINANCIAL DATA

  The following selected financial data are derived from the financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the financial statements and related notes thereto included herein in Item 8.

                       FOR THE YEAR ENDED SEPTEMBER 30,
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                          1999            1998              1997            1996         1995
                                          ----            ----              ----            ----         ----
NET SALES                                $35,433         $34,864            $51,674         $57,442      $64,916

INCOME (LOSS)
FROM OPERATIONS                              266            (763)            (3,372)         (5,495)       5,722

NET INCOME (LOSS)                            961             (16)            (2,469)         (3,401)       3,451

BASIC EARNINGS (LOSS)
PER SHARE                                   .246          (0.004)             (0.68)           (.92)         .91

DILUTED EARNINGS (LOSS)
PER SHARE                                   .235          (0.004)             (0.68)           (.92)         .91

TOTAL ASSETS                              21,419          20,570             23,477          28,741       41,188

WORKING CAPITAL                           11,881          12,426              9,999          12,048       15,255

LONG TERM DEBT
(excluding current portion)                    0               0                  0               0            0

SHAREHOLDERS' EQUITY                      14,587          14,356            $14,701         $17,184      $21,108

CASH DIVIDENDS PER SHARE                     .20            NONE               NONE            NONE         NONE


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. ($ in thousands, except statistical data)

The following discussion should be read in conjunction with the financial statements, including the related notes.

Liquidity and Capital Resources

   Working capital at the end of fiscal years 1999,1998 and 1997 was $11,881, $12,426 and $9,999, respectively. Working capital decreased $545 during the fiscal year ended September 30, 1999.

   Net cash provided by operating activities was $628. Accounts receivable increased $1,289 due to increased sales volume during September 1999 and extended payment terms to some customers. Accounts payable and accrued expenses increased $1,213 due to a slower payment cycle during the last quarter of the fiscal year. Inventories were maintained at normal supply levels during 1999, increasing beginning inventories of $3,456 to $4,167 by year-end.

   Net cash provided by investing activities was $2,472. Restricted cash decreased $2,140 when the Company paid off the bank loan relieving the bank of
their security interest in a money market account.   The Company had proceeds
from the sale of investments of $3,965 due primarily to the liquidation of limited partnership interests. The amount of cash invested during the year was $2,760. The Company expended $912 for the purchase of property and equipment. The Company purchased a new sheeter press in the amount of $659. The new press will support the growth of the Company's cut sheet products and value-added retail papers. Other sundry purchases in the amount of $253 were related to additions and improvements in production equipment and our Information Service department.

   Net cash used in financing activities was $3,294. The bank line of credit expired on January 31, 1999 and the balance of $2,459 was paid off. The Company will meet future liquidity needs through cash provided by operations and investing activities while alternative financing sources are considered.

   In January 1999, the Company paid a special dividend. The special dividend resulted in a reduction of shareholders equity of $709.

   In September 1998, the Company began a buy-back program of up to 100,000 shares of its common stock at prevailing market prices. During the year the Company purchased approximately 62,000 shares at $141, offset by the sale of approximately 11,000 shares at $24.

"Year 2000" Issue

   The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the issues. Items that were addressed under the Company's "Year 2000" compliance program are as follows:

   Replacement of the main business application software and hardware with "Year 2000" compliant hardware and software retooling.

   Replacement of our Electronic Data Interchange application with "Year 2000" compliant software.

   The upgrade of our automated call-processing and voice-mail software to a "Year 2000" compliant release.

   We believe all other manufacturing, computer systems and communications equipment are "Year 2000" compliant.

   The Company modified the current software application to be "Year 2000 compliant". The cost for the modification was $40.

   The conversion of the Electronic Data Interchange application is complete. The Company expects the conversion of the automated call processing /voice mail software to be completed before the new calendar year begins. Any future activities are not expected to result in significant costs.

   The Company has completed a "Year 2000" compliance survey of all vendors and has not identified any exposure to non "Year 2000" compliance.

1999 compared to 1998

   Net sales for the fiscal year ended September 30, 1999 increased 1.63% or $569 due to (1) increased revenue from the retail segment (value added papers, mill cut sheets, RCI and Poly products) of $4,400 (2) increased revenue in other products such as custom cutsheets, Laser 3 and DocuGard of $985 (3) lower sales allowances and rebates of $184 and (4) offset by decreased revenue in the stock segment of $5,000.

   Cost of sales for the fiscal year ended September 30, 1999 decreased 1.55%, or $494 compared to the previous year. The lower cost in comparison to 1998 is a result of the sales of higher margin product as evidenced by the changing product mix above. In addition, despite the increased sales volume, freight expense declined $89 or 6.5% due to better management in controlling these costs. Offsetting these cost reductions was increased overhead expense due to production inefficiencies and excess capacity.

   Gross profit increased $1,062 or 35% in fiscal 1999 as compared to fiscal 1998 from $3,012 to $4,074 due to the above factors.

   Selling expenses, marketing costs and administrative expenses increased $33 in 1999 from $3,775 to $3,808. Sales and marketing expenses were $162 higher due principally to increased salary and benefit expenses. During the year, the Company hired a National Sales Manager to lead the Commercial sales effort and a Vice President of Sales and Marketing to lead the Retail segment. General and administrative expenses decreased $130 due to a favorable settlement of a sales and use tax audit. The Company received final notice from the taxing authority during the third quarter with no additional sales or use tax due.

   Interest expense decreased $214 due to the pay off of the working capital line of credit in January 1999.

   Other income, net in fiscal 1999 exceeded fiscal 1998 by $376 due to (1) income recognized on the liquidation of the limited partnerships of $189 (2) amortization on the gain on the sale of the building of $157 and (3) other net income of $30.

   Inflation is not expected to have a material adverse effect on future sales earnings.

1998 compared to 1997

   Net sales for the fiscal year ended September 30, 1998 decreased 33% or $16,810 due to (1) a 49% decline in stock forms ($17,172), attributable to the loss of two major customers and lower overall demand for these products; (2) the Company's decision to exit the computer hardware business resulted in a sales decline of $2,912 for this product line; (3) sales of miscellaneous business products decreased $262 as a result of an increased focus on other product lines; (4) offsetting these decreases was a 27% increase in custom forms, Laser3/DocuGard and Burlington, the retail line; (5) sales discounts, rebates and allowances were reduced $893, or 66% due to lower rebate expense due to the loss of the two major stock forms customers and the decision to exit the hardware business.

  Cost of sales for the fiscal year ended September 30, 1998 decreased 35% ($17,564) compared to last year. The decrease in the cost of sales is relative to the decrease in sales of 33%. The incremental decrease in cost of sales relative to the sales decline is due to (1) favorable paper costs; (2) decreased freight and distribution costs due to tighter management controls on both the costs of shipping and the pass-through of freight cost to the customer; (3) offsetting these cost reductions was increased overhead expense due to production inefficiencies and excess capacity.

  Gross profit increased $754 in fiscal 1998 as compared to fiscal 1997 from $2,258 to $3,012 due to the above factors.

  Selling expenses, marketing costs and administration expenses decreased $1,855 this year, from $5,630 to $3,775. Sales and marketing expenses were $487 lower in fiscal 1998 due principally to the reduction of salary and benefit expenses as a result of head count reductions, and general and administrative expenses decreased $1,367 on a comparative basis due to (1) decreased salary and benefits of $728; (2) a reduction in professional fees of $133; (3) lower depreciation of $132; (4) decreased telephone expenses of $77; (5) reduced bad debt expense of $128, and a reduction in other sundry expenses of $177.

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

1997 compared to 1996

  Net sales for the fiscal year ended September 30, 1997 decreased 10% or $5,769 due to (1) a 16% decline in stock and custom continuous forms volume ($7,287), attributable to the lower overall market demand for these products and 13% lower sell prices; (2) 9% lower year to year sales of cut sheet products despite value added stock and custom products gains of 28% ($1,348) due to offsetting 35% lower sales of commodity cut sheets ($2,470); and (3) an increase in hardware (primarily computer scanners) sales ($2,417) primarily reflecting purchases by one major retail store.

  Fiscal 1997 was characterized by significant price pressure with average sell prices dropping 21% across all paper products, both continuous and cut sheet. Cut sheet unit volume was up 44% due to greater market demand for inkjet and laser printer papers. Continuous form unit volume was down 16% if sales to two major former accounts are excluded, but down only 4% overall.

  Cost of sales for the fiscal year ended September 30, 1997 decreased 13% ($7,370) compared to last year. The lower product costs this year relative to sales (costs decreased 13% vs. a sales decrease of 10%) were primarily due, on a comparative basis, to the buying and inventory problems of the prior year which had caused disproportionately high product costs. Normal inventory levels were maintained throughout fiscal 1997 and sell prices moved in unison with lower raw paper costs. In addition, the company reduced product costs at a faster rate than the decrease in sales by increasing factory productivity and by implementing cost reduction programs in the company's two plants. Freight costs as a percentage of sales increased 21% due to the cost of distributing to the west coast in support of the company's former largest customer.

  Gross profit increased $1,601 in fiscal 1997 as compared to FY96 from $656 to $2,257. The disproportionately high product costs of last year, due to the effect of the excessive inventories, contributed approximately $2,500 of the gross profit gain. This comparative gain was offset by the effect of sell prices dropping at a faster rate than the cost of raw paper ($600), lower unit volumes ($600), and higher freight costs ($260). Labor productivity and cost reduction programs added $300 of gross profit to fiscal 1997. In addition, hardware sales contributed approximately $260 to the gross profit increase.

  Selling expenses, marketing costs, and administration expenses decreased $522 this year, from $6,151 to $5,629.

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


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


CONSOLIDATED FINANCIAL STATEMENTS:                                   PAGE

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1999
  AND 1998                                                             13

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS
  ENDED SEPTEMBER 30, 1999, 1998, AND 1997                             14

CONSOLIDATED STATEMENT OF CHANGES IN  SHAREHOLDERS' EQUITY FOR
  THE YEARS ENDED SEPTEMBER 30, 1999, 1998  AND 1997                   15

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS
  ENDED SEPTEMBER 30, 1999, 1998 AND 1997                              16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             17 - 28

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                        29

INDEPENDENT AUDITORS' REPORT                                           30



  FINANCIAL STATEMENT SCHEDULES NOT INCLUDED IN THIS FORM 10-K HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

                          Consolidated Balance Sheet
                          --------------------------

                                                                                         September 30,
                                                                                         -------------
                                                                                    1999               1998
                                                                                    ----               ----
Assets
Current Assets:
  Cash and cash equivalents                                                      $ 3,879,929       $ 4,073,427
  Restricted cash                                                                          -         2,140,338
  Investments:
    Available for sale                                                             1,569,927         1,466,654
    Held to maturity                                                               1,996,960                 -
    Other                                                                                  -         2,903,559
  Accounts receivable, less allowance for doubtful accounts of
    $453,600 in 1999 and $317,500 in 1998                                          5,958,605         3,664,242
  Inventories                                                                      4,166,890         3,455,799
  Refundable income taxes                                                            190,252                 -
  Prepaid expenses                                                                   241,611           225,033
  Deferred tax asset                                                                 396,400           135,600
                                                                                 -----------       -----------

      Total current assets                                                        18,400,574        18,064,652

  Investments held to maturity                                                       500,000                 -
  Property and equipment, net                                                      1,941,572         1,560,554
  Deferred tax asset                                                                 196,270           786,400
  Other assets                                                                       380,437           158,200
                                                                                 -----------       -----------

        Total assets                                                             $21,418,853       $20,569,806
                                                                                 ===========       ===========

Liabilities and Shareholders' Equity
Current Liabilities:
  Note payable, bank                                                             $         -       $ 2,459,052
  Note payable                                                                        92,787                 -
  Accounts payable and accrued expenses                                            5,196,803         2,301,903
  Accrued payroll and related expenses                                               699,554           264,208
  Income taxes payable                                                                44,400           237,875
  Deferred revenue                                                                   485,886           375,464
                                                                                 -----------       -----------

      Total current liabilities                                                    6,519,430         5,638,502

Deferred revenue, net of current portion                                             218,891           575,778
                                                                                 -----------       -----------

        Total liabilities                                                          6,738,321         6,214,280
                                                                                 -----------       -----------

Minority interest                                                                     93,989                 -
                                                                                 -----------       -----------

Shareholders' Equity:
  Common stock, $.004 par value; authorized 10,000,000
    shares; issued 3,937,517 shares                                                   15,751            15,751
  Additional paid-in capital                                                       8,588,243         8,588,243
  Accumulated other comprehensive income                                             (66,346)         (163,412)
  Retained earnings                                                                8,049,086         7,797,181
                                                                                 -----------       -----------

                                                                                  16,586,734        16,237,763

  Common stock held in treasury, at cost; 433,272
    shares in 1999 and 382,872 shares in 1998                                      2,000,191         1,882,237
                                                                                 -----------       -----------

        Total shareholders' equity                                                14,586,543        14,355,526
                                                                                 -----------       -----------

            Total                                                                $21,418,853       $20,569,806
                                                                                 ===========       ===========

                See Notes to Consolidated Financial Statements

                     Consolidated Statement of Operations
                     ------------------------------------

                                                                         Year ended September 30,
                                                                         -----------------------

                                                                  1999             1998              1997
                                                                  ----             ----              ----
Net sales                                                      $35,432,551      $34,863,609       $51,673,925
                                                               -----------      -----------       -----------

Costs and expenses:
  Cost of products sold                                         31,358,303       31,851,996        49,416,175
  Selling expenses                                               1,802,100        1,639,866         2,127,330
  General and administrative expenses                            2,005,711        2,135,234         3,502,307
  Interest expense                                                  57,995          272,473           316,807
  Other income, net                                             (1,250,466)        (874,617)         (391,293)
                                                               -----------      -----------       -----------

    Total costs and expenses                                    33,973,643       35,024,952        54,971,326
                                                               -----------      -----------       -----------

Income (loss) before income taxes and minority interest          1,458,908         (161,343)       (3,297,401)

Income tax (expense) benefit                                      (547,759)         145,562           828,654
                                                               -----------      -----------       -----------

Income (loss) before minority interest                             911,149          (15,781)       (2,468,747)

Minority interest                                                   49,581                -                 -
                                                               -----------      -----------       -----------

Net income (loss)                                              $   960,730      $   (15,781)      $(2,468,747)
                                                               ===========      ===========       ===========

Basic earnings (loss) per share                                $     0.246      $    (0.004)      $    (0.680)
                                                               ===========      ===========       ===========

Diluted earnings (loss)  per share                             $     0.235      $    (0.004)      $    (0.680)
                                                               ===========      ===========       ===========

Weighted average shares outstanding:
  Basic                                                          3,911,165        3,554,654         3,629,431
  Diluted                                                        4,086,465        3,554,654         3,629,431

                See Notes to Consolidated Financial Statements

          Consolidated Statement of  Changes in Shareholder's Equity
          ----------------------------------------------------------

                                                                         ACCUMULATED
                                                             ADDITIONAL     OTHER
                                            COMMON STOCK      PAID-IN   COMPREHENSIVE  RETAINED     TREASURY STOCK
                                          SHARES    AMOUNT    CAPITAL       INCOME     EARNINGS    SHARES     AMOUNT       TOTAL
                                         ---------  -------  ----------   ---------  ----------- --------- ------------ -----------
Balance at September 30, 1996            3,937,517  $15,751  $8,588,243   $  24,070  $10,281,709 (304,986) $(1,725,761) $17,184,012

Purchase of 13,100 treasury shares                                                                (13,100)     (33,975)     (33,975)
Sale of 10,000 treasury shares                                                                     10,000       20,000       20,000

Net loss                                                                              (2,468,747)                        (2,468,747)
                                         ---------  -------  ----------   ---------  ----------- --------- ------------ -----------

Balance at September 30, 1997            3,937,517   15,751   8,588,243      24,070    7,812,962 (308,086)  (1,739,736)  14,701,290

Purchase of 86,786 treasury shares                                                                (86,786)    (166,501)    (166,501)
Sale of 12,000  treasury shares                                                                    12,000       24,000       24,000

Comprehensive loss:
  Net loss                                                                               (15,781)                           (15,781)
  Other comprehensive loss,
    Unrealized loss on securities during
      the period, net of tax of $100,100                                   (227,983)                                       (227,983)
    Reclassification entry                                                   40,501                                          40,501
                                                                                                                        -----------

          Comprehensive loss                                                                                               (203,263)
                                         ---------  -------  ----------   ---------  ----------- --------- ------------ -----------

Balance at September 30, 1998            3,937,517   15,751   8,588,243    (163,412)   7,797,181 (382,872)  (1,882,237)  14,355,526
                                         ---------  -------  ----------   ---------  ----------- --------- ------------ -----------

Purchase of 61,800 treasury shares                                                                (61,800)    (141,454)    (141,454)
Sale of 11,400 treasury shares                                                                     11,400       23,500       23,500
Dividends paid                                                                          (708,825)                          (708,825)

Comprehensive income:
  Net income                                                                             960,730                            960,730
  Other comprehensive income:
    Unrealized gain on securities during
      the period, net of tax of $39,400                                      58,525                                          58,525
    Reclassification entry                                                   38,541                                          38,541
                                                                                                                        -----------

          Comprehensive income                                                                                            1,057,796
                                         ---------  -------  ----------   ---------  ----------- --------- ------------ -----------

Balance at September 30, 1999            3,937,517  $15,751  $8,588,243   $ (66,346) $ 8,049,086 (433,272) $(2,000,191) $14,586,543
                                         =========  =======  ==========   =========  =========== ========= ============ ===========

                See Notes to Consolidated Financial Statements

          Consolidated Statement of Changes in Shareholder's Equity
          ---------------------------------------------------------

                                                                         ACCUMULATED
                                                             ADDITIONAL     OTHER
                                            COMMON STOCK      PAID-IN   COMPREHENSIVE  RETAINED     TREASURY STOCK
                                          SHARES    AMOUNT    CAPITAL       INCOME     EARNINGS    SHARES     AMOUNT       TOTAL
                                         ---------  -------  ----------   ---------  ----------- --------- ------------ -----------
Balance at September 30, 1996            3,937,517  $15,751  $8,588,243   $  24,070  $10,281,709 (304,986) $(1,725,761) $17,184,012

Purchase of 13,100 treasury shares                                                                (13,100)     (33,975)     (33,975)
Sale of 10,000 treasury shares                                                                     10,000       20,000       20,000

Net loss                                                                              (2,468,747)                        (2,468,747)
                                         ---------  -------  ----------   ---------  ----------- --------- ------------ -----------

Balance at September 30, 1997            3,937,517   15,751   8,588,243      24,070    7,812,962 (308,086)  (1,739,736)  14,701,290

Purchase of 86,786 treasury shares                                                                (86,786)    (166,501)    (166,501)
Sale of 12,000 treasury shares                                                                     12,000       24,000       24,000

Comprehensive loss:
  Net loss                                                                               (15,781)                           (15,781)
  Other comprehensive loss,
    Unrealized loss on securities during
      the period, net of tax of $100,100                                   (227,983)                                       (227,983)
    Reclassification entry                                                   40,501                                          40,501
                                                                                                                        -----------

          Comprehensive loss                                                                                               (203,263)
                                         ---------  -------  ----------   ---------  ----------- --------- ------------ -----------

Balance at September 30, 1998            3,937,517   15,751   8,588,243    (163,412)   7,797,181 (382,872)  (1,882,237)  14,355,526
                                         ---------  -------  ----------   ---------  ----------- --------- ------------ -----------

Purchase of 61,800 treasury shares                                                                (61,800)    (141,454)    (141,454)
Sale of 11,400 treasury shares                                                                     11,400       23,500       23,500
Dividends paid                                                                          (708,825)                          (708,825)

Comprehensive income:
  Net income                                                                             960,730                            960,730
  Other comprehensive income:
    Unrealized gain on securities during
      the period, net of tax of $39,400                                      58,525                                          58,525
    Reclassification entry                                                   38,541                                          38,541
                                                                                                                        -----------

          Comprehensive income                                                                                            1,057,796
                                         ---------  -------  ----------   ---------  ----------- --------- ------------ -----------

Balance at September 30, 1999            3,937,517  $15,751  $8,588,243   $ (66,346) $ 8,049,086 (433,272) $(2,000,191) $14,586,543
                                         =========  =======  ==========   =========  =========== ========= ============ ===========

                See Notes to Consolidated Financial Statements

                     Consolidated Statement of Cash Flows
                     ------------------------------------


                                                                                               September 30,
                                                                                              -------------
                                                                              1999               1998              1997
                                                                              ----               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                        $   960,730        $   (15,781)      $(2,468,747)
                                                                          -----------        -----------       -----------
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization                                             555,660            769,618         1,089,003
    Gain on sale of property and equipment                                   (371,718)          (122,975)          (88,453)
    Gain on sale of investments                                              (366,683)           (61,366)          (72,132)
    Equity in limited partnership interests                                  (168,500)          (461,316)         (401,108)
    Provision for bad debts                                                   115,100            120,000           240,000
    Equity in (gain) loss of investment in joint venture                      (75,183)            46,958           (74,843)
    Deferred income tax (benefit) expense                                     266,650           (581,000)         (142,871)
    Minority interest                                                         (49,581)                 -                 -
    (Increase) decrease in assets:
      Accounts receivable                                                  (1,289,244)           989,923         1,682,009
      Inventories                                                             103,424          1,136,036         2,093,917
      Recoverable income taxes                                               (190,252)           922,078           943,424
      Prepaid expenses                                                        (15,867)            41,606            47,725
      Other assets                                                            (45,506)            39,669            11,430
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                                 1,213,260         (1,057,674)       (2,833,935)
      Accrued payroll and related expenses                                    179,238            (72,669)           24,974
      Income taxes payable                                                   (193,475)           237,875                 -
                                                                          -----------        -----------       -----------

       Total adjustments                                                     (332,677)         1,946,763         2,519,140
                                                                          -----------        -----------       -----------

         Net cash provided by operating activities                            628,053          1,930,982            50,393
                                                                          -----------        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease (increase) in restricted cash                                     2,140,338         (2,140,338)                -
 Proceeds from sale of investments                                          3,964,583            588,635         2,478,627
 Purchase of investments                                                   (2,760,065)        (1,274,464)         (703,274)
 Proceeds from sale of property and equipment                                       -          4,310,688           130,000
 Purchase of property and equipment                                          (911,904)          (468,481)         (121,855)
 Acquisition of majority interest in investee, net of cash acquired            39,171                  -                 -
                                                                          -----------        -----------       -----------

         Net cash provided by investing activities                          2,472,123          1,016,040         1,783,498
                                                                          -----------        -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of note payable                                                     (7,843)                 -                 -
 Sales of treasury stock                                                       23,500             24,000            20,000
 Purchase of treasury stock                                                  (141,454)          (166,501)          (33,975)
 Proceeds (repayments) of note payable, bank                               (2,459,052)        (1,472,968)            5,520
 Dividends paid                                                              (708,825)                 -                 -
                                                                          -----------        -----------       -----------

         Net cash used in financing activities                             (3,293,674)        (1,615,469)           (8,455)
                                                                          -----------        -----------       -----------

         Net (decrease) increase in cash and cash equivalents                (193,498)         1,331,553         1,825,436

CASH AND CASH EQUIVALENTS, beginning of year                                4,073,427          2,741,874           916,438
                                                                          -----------        -----------       -----------

CASH AND CASH EQUIVALENTS, end of year                                    $ 3,879,929        $ 4,073,427       $ 2,741,874
                                                                          -----------        -----------       -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
   Interest paid                                                          $    59,211        $   272,473       $   316,807
                                                                          -----------        -----------       -----------

   Income taxes paid (refunded)                                           $   430,684        $  (740,465)      $(1,650,419)
                                                                          -----------        -----------       -----------

                See Notes to Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS

Paris Corporation and subsidiaries (collectively, the "Company") manufacture stock and custom business forms, provide value added services to cut sheet products, and distributes plastic and office products and computer/printer peripheral products. The Company manufactures stock and custom forms in Burlington, New Jersey and stock forms in Fort Worth, Texas. The Company markets through retailers, resellers, and dealers throughout the United States and Canada.

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

Financial Instruments
The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, note payable and note payable, bank approximate their fair values at September 30, 1999 and 1998.

Investments
Management determines the appropriate classification of investment securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The classification of those securities and the related accounting policies are as follows:

Available-for-sale securities: Available-for-sale securities consist of marketable equity and debt securities not classified as trading securities. Available-for-sale securities are stated at fair value based on quoted market prices and unrealized holding gains and losses are reported as a separate component of shareholders' equity, net of tax, except for permanent impairments in value which are recognized in current earnings. Realized gains and losses are included in income.

Held-to-Maturity securities: Held-to Maturity securities consist of marketable debt securities that the Company has the intent and ability to hold to maturity and are reported at amortized cost.

The Company accounts for investments in limited partnerships under the equity method of accounting.

Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method (FIFO).

Property and Equipment
Property and equipment are stated at cost. Expenditures for renewals and betterments which increase the useful life or capacity of property and equipment are also capitalized at cost. Expenditures for repairs and maintenance are charged to expense as incurred. Gain or loss on the retirement or disposal of capital assets is reflected in income in the period of disposal.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the property and equipment range from three to seven years. Depreciation expense was $531,817, $769,618 and $1,089,003 in 1999, 1998 and 1997, respectively.

Other Assets
The Company provides display racks to its resellers for the display of its goods in stores. These display racks are amortized on the straight-line basis over eighteen months commencing when the display racks are shipped to the resellers. Amortization expense was $23,843 in 1999.

Per Share Data
In 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Earnings per share information has been restated for all prior periods presented as prescribed by SFAS No. 128. The adoption of SFAS No. 128 had no effect on previously reported loss per share. The anti-dilutive effect of conversion of the Company's stock options causes such conversion to be excluded from the computation of diluted loss per share for the years ended September 30, 1998 and 1997.

The following table sets forth the computation of basic earnings (loss) per share:

                                                                  1999               1998                1997
                                                                  ----               ----                ----
          Numerator:
            Net income (loss) available
              to common shareholders                           $  960,730         $  (15,781)        $(2,468,747)

          Denominator:
            Weighted-average shares                             3,911,165          3,554,654           3,629,431

          Basic earnings (loss) per share                      $     .246         $    (.004)        $     (.680)

The following table sets forth the computation of diluted earnings (loss) per share:

                                                                  1999               1998                1997
                                                                  ----               ----                ----
          Numerator:
            Net income (loss) available
              to common shareholders                           $  960,730         $  (15,781)        $(2,468,747)

          Denominator:
            Adjusted weighted-average shares                    4,086,465          3,554,654           3,629,431

          Diluted earnings (loss) per share                    $     .235         $    (.004)        $     (.680)

Stock-Based Compensation
As permitted by Statement of Financial Accounting Standards No. 123 "Accounting For Stock-Based Compensation," the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"). Under APB 25, no compensation expense is recognized at the time of option grant because the exercise price of the Company's employee stock option equals the fair market value of the underlying common stock on the date of grant.

Income Taxes
The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. All intercompany transactions and balances have been eliminated.

Comprehensive Income
At October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 established new standards for reporting and display of comprehensive income and its components. Comprehensive income consists of net income and unrealized gains and losses on certain investments in marketable debt and equity securities and is presented in the statement of changes in shareholders' equity. The adoption of SFAS No. 130 had no effect on the Company's net income or equity. Prior year financial statements have been reclassified to conform to SFAS No. 130 requirements.

Accounting Pronouncements

In May 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS No. 137"), which defines the effective date of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes standards for derivative instruments and hedging activities to be recognized as either assets or liabilities and to measure those instruments at fair value. The amended SFAS No. 133 is effective for financial statements relating to fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 will have no impact on the Company's results of operations, financial position or cash flows.

Reclassifications
Certain amounts reported in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

NOTE 3 - INVESTMENT IN SIGNATURE CORPORATION

Prior to August 31, 1999, Paris Corporation held a 44% interest in Signature Corporation ("Signature") which was accounted for using the equity method of accounting. Subsequent to August 31, 1999, as a result of a stock tender by a Signature minority shareholder, the Company's interest in Signature increased to 57%. This change in ownership percentage in Signature was accounted for as a purchase and Signature has been consolidated in the accompanying financial statements. The results of operations of Signature have been included in the accompanying statement of operations for the one month period of September 30, 1999. Signature is a wholesaler of plastic and other office products.

The following proforma results of operations information has been prepared to give effect to the purchase as if such transaction had occurred at the beginning of the period presented. The information presented is not necessarily indicative of results of future operations of the combined companies.

                        PROFORMA RESULTS OF OPERATIONS
                                  (UNAUDITED)

                                                                  Years Ended September 30,
                                                                  1999                1998
                                                                  ----                ----
     Net sales                                                 $41,489,656         $40,254,723

     Net income                                                $   924,482         $     1,115

     Basic earnings (loss) per share                           $      .236         $     .0003

     Diluted earnings (loss) per share                         $      .226         $     .0003

     Weighted average shares - basic                             3,911,165           3,554,654

     Weighted average shares - diluted                           4,086,465           3,554,654

NOTE 4 - INVESTMENTS

Investments at September 30, 1999 and 1998, are summarized as follows:

                                                                1999                                1998
                                                                ----                                ----
                                                    Fair Value          Cost           Fair Value            Cost
                                                    ----------          ----           ----------            ----
     Available for sale:
       Stocks                                       $1,030,534       $1,052,374        $1,037,005         $1,080,483
       Mutual funds                                    539,393          621,219           429,649            649,583
                                                    ----------       ----------        ---------          ----------

             Total                                  $1,569,927       $1,673,593        $1,466,654         $1,730,066
                                                    ==========       ==========        ==========         ==========

                                                    Amortized                           Amortized
                                                      Cost           Fair Value           Cost            Fair Value
                                                      ----           ----------           ----            ----------
     Held to maturity:
       Current:
         US treasuries and bonds                    $1,486,417       $1,486,417        $        -         $        -
         Corporate bonds and
           notes                                       510,043          510,043        $        -         $        -
                                                    ----------       ----------        ----------         ----------

             Total                                  $1,996,460       $1,996,460        $        -         $        -
                                                    ==========       ==========        ==========         ==========
       Noncurrent:
         Corporate bonds and
           notes                                    $  500,000       $  500,000        $        -         $        -
                                                    ==========       ==========        ==========         ==========


   The maturities of investments held to maturity are as follows:

     Due within one year                                             $1,996,960
     Due within two years                                               500,000
                                                                     ----------

              Total                                                  $2,496,960
                                                                     ==========

Gross unrealized holding gains and losses at September 30, 1999 and 1998, are as follows:

                                                         1999              1998
                                                         ----              ----
     Gross unrealized gains:
         Stocks                                       $  18,516         $       -
         Mutual funds                                       872

     Gross unrealized losses:
         Stocks                                         (41,228)          (43,478)
         Mutual funds                                   (81,826)         (219,934)
                                                      ---------         ---------

             Total                                    $(103,666)        $(263,412)
                                                      =========         =========

Proceeds from the sale of securities classified as available-for-sale for the years ended September 30, 1999 and 1998 were $460,699 and $588,635, respectively. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

                                                      1999            1998
                                                      ----            ----
       Gross realized gains                         $  4,614        $ 85,701
                                                    ========        ========

       Gross realized losses                        $(69,755)       $(24,335)
                                                    ========        ========

Other Investments
Other investments consist of interests in limited partnerships. The limited partnerships invest in publicly traded securities with readily determinable market values. The Company accounts for these investments utilizing the equity method of accounting. Income and losses are recorded based on the Company's beneficial interest. The limited partnership interests were $2,903,559 in 1998. The limited partnership interests were sold during 1999 for gross proceeds of $3,503,884 which resulted in a gross realized gain of $431,824.

NOTE 5 - INVENTORIES

Inventories consist of the following at September 30, 1999 and 1998:

                                               1999           1998
                                               ----           ----
       Raw materials                        $1,370,474     $  819,331
       Work in progress                         61,562         47,594
       Finished goods                        2,734,854      2,588,874
                                            ----------     ----------

         Total                              $4,166,890     $3,455,799
                                            ==========     ==========

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 1999 and 1998:

                                                                  1999               1998
                                                                  ----               ----
     Building improvements                                     $   18,445         $        -
     Machinery and equipment                                    9,065,261          8,177,427
     Furniture and fixtures                                       377,095            366,285
     Automobiles and trucks                                       155,055            159,309
                                                               ----------         ----------

           Total property and equipment                         9,615,856          8,703,021

     Less accumulated depreciation                              7,674,284          7,142,467
                                                               ----------         ----------

           Property and equipment, net                         $1,941,572         $1,560,554
                                                               ==========         ==========

NOTE 7 - NOTE PAYABLE, BANK

   The Company had a revolving line of credit with a bank that expired in January 1999. Borrowings at September 30, 1998 were $2,459,052.


NOTE 8 - NOTE PAYABLE

   In connection with the Signature stock tender (Note 3), Signature converted $100,630 of accounts payable into a promissory note. The note is payable in monthly installments of $9,059 with interest at 14.5%. The note matures in August 2000. At September 30, 1999, the outstanding balance was $92,787.

NOTE 9 - INCOME TAXES

The composition of the (expense) benefit for income taxes for the years ended September 30, 1999, 1998 and 1997 is as follows:

                                                             1999             1998             1997
                                                             ----             ----             ----
    Current:
       Federal                                             $(206,709)       $(237,875)       $701,765
       State                                                 (74,400)               -         (15,983)
                                                           ---------        ---------        --------

           Total current                                    (281,109)        (237,875)        685,782
                                                           ---------        ---------        --------

     Deferred:
       Federal                                              (196,077)         234,068         119,864
       State                                                 (70,573)         149,369          23,008
                                                           ---------        ---------        --------

           Total deferred                                   (266,650)         383,437         142,872
                                                           ---------        ---------        --------

               Total                                       $(547,759)       $ 145,562        $828,654
                                                           =========        =========        ========

The 1997 federal tax benefit reflects the realization of the Company's net deferred tax assets due to the carryback of the taxable loss. The Company has state net operating loss carryforwards of approximately $12,265,000, available to offset future state taxable income. The state net operating loss carryforwards expire in the years 2000 through 2004.

Reconciliations of income taxes with the amounts that would result from applying the U.S statutory rate are as follows:

                                                                   1999           1998           1997
                                                                   ----           ----           ----
     (Expense) benefit at statutory rates                       $(481,740)      $ 54,858      $1,121,116
     State income taxes, net of federal
       income tax benefit                                         (74,400)        11,650               -
     Prior year over (under) accruals                             (11,250)        79,054        (292,462)
     Other, net                                                    19,631              -               -
                                                                ---------       --------      ----------

         Income tax (expense) benefit                           $(547,759)      $145,562      $  828,654
                                                                =========       ========      ==========

The components of the net deferred tax asset at September 30, 1999 and 1998 are as follows:

                                                                   1999               1998
                                                                   ----               ----
     Inventory reserves                                          $  231,300        $  289,000
     Allowance for doubtful accounts                                143,000           133,600
     Reserve accruals                                                42,400           112,900
     Gain on sale of building                                       218,800           805,800
     Unrealized loss on securities                                   39,400           100,100
     Other                                                          222,300           246,400
     Limited partnership income                                     (80,600)          (39,500)
     Depreciation                                                  (241,800)         (251,000)
     State net operating loss                                     1,030,400           505,500
     Federal net operating loss                                     630,250                 -
                                                                 ----------        ----------

       Total                                                      2,235,450         1,902,800

     Less valuation allowance                                     1,642,780           980,800
                                                                 ----------        ----------

         Net deferred tax asset                                  $  592,670        $  922,000
                                                                 ==========        ==========

These amounts have been presented in the financial statements as follows:

                                                              1999            1998
                                                              ----            ----
     Current deferred tax asset                             $396,400        $135,600
     Noncurrent deferred tax asset                           196,270         786,400
                                                            --------        --------

                                                            $592,670        $922,000
                                                            ========        ========

The increase in the valuation allowance is related to the increase in state and federal loss carryforwards in part resulting from the Signature transaction.

NOTE 10 - SHAREHOLDERS' EQUITY

In November 1995, the Board of Directors adopted the Company's 1995 Stock Option Plan to permit the issuance of incentive stock options under Section 422 of the Internal Revenue Code. There are 500,000 shares of common stock authorized for non-qualified and incentive stock options under the plan, which are subject to adjustment in the event of stock splits, stock dividends and other situations. Under the plan, no options may be granted more than ten years after the effective date of the plan. The exercise price of all incentive stock options granted under the option plan may be no less than fair market value of such shares on the date of grant. Stock option activity for 1999, 1998 and 1997 is as follows:

                                                                   1999          1998            1997
                                                                   ----          ----            ----
     Outstanding at beginning of year                            370,300        347,300         316,300
     Granted                                                      44,000         61,000         115,000
     Expired/Exercised                                           (20,000)       (38,000)        (84,000)
                                                                --------       --------        --------

     Outstanding at end of year                                  394,300        370,300         347,300
                                                                ========       ========        ========

     Exercisable at end of year                                  350,300        309,300         347,300
                                                                ========       ========        ========

     Available for grant at end of year                          232,000        276,000         337,000
                                                                ========       ========        ========

     Option price range at September 30                          $1.875 to      $1.875 to       $1.875 to
                                                                 $7.975         $7.975          $7.975

Options outstanding at September 30, 1999 have an average exercise price of $3.50 and a remaining contractual life of 6.1 years. Options outstanding at September 30, 1998 have an average exercise price of $3.65 and a remaining contractual life of 5.8 years. Options outstanding at September 30, 1997 have an average exercise price of $3.97 and a remaining contractual life of 6.8 years.

Statement of Financial Accounting Standards No. 123 ("SFAS No. 123") requires pro forma information regarding net income (loss) and earnings (loss) per share as if the Company has accounted for its employee stock options granted under the fair value method of SFAS No. 123. The fair value of these equity awards was estimated at the date of grant using the Black-Scholes option pricing methods. The weighted average assumptions used were: risk free interest rate of 6.00%; expected volatility of 1.08%; expected option life of five to ten years and an expected dividend rate of 0.0%.

The proforma effect on net income (loss) and earnings (loss) per share is as follows:

                                                                  1999          1998              1997
                                                                  ----          ----              ----
     Net income (loss):              As reported                $960,730      $ (15,781)      $(2,468,747)
                                     Proforma                    907,877       (102,582)       (2,589,424)

     Basic earnings (loss)
       per share:                    As reported                    .246          (.004)            (.680)
                                     Proforma                       .232           (.03)             (.71)

     Diluted earnings
       (loss) per share:             As reported                    .235          (.004)            (.680)
                                     Proforma                       .222           (.03)             (.71)

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases
The Company has certain operating leases, primarily for its New Jersey and Texas operating facilities, expiring at various dates.

Rental expense amounted to $562,919 in 1999; $372,773 in 1998; and $323,076 in
1997.

As of September 30, 1999, minimum rental payments under noncancelable operating leases were as follows:

          Year Ending September 30,                      Amount
          -------------------------                      ------
             2000                                       $550,004
             2001                                        357,800
             2002                                         45,837
                                                        --------

               Total                                    $953,641
                                                        ========

In May 1998, the Company entered into a contract to sell its office and production facility in New Jersey for a total price of $4,500,000. In addition, the Company entered into an agreement to lease the facility back for a period of three years plus, at the Company's option, an additional two three year renewal periods. The Company has no obligation to renew the lease beyond its original term. The total gain of $1,070,661 has been deferred and is being recognized over the term of the original lease in the monthly amount of $29,741. The amount of the gain deferred was $575,778 and $932,664 at September 30, 1999 and 1998, respectively. The total gain recognized to date was $494,883 and $137,997 at September 30, 1999 and 1998, respectively. The lease calls for monthly rental payments of $41,667 over the term of the lease.

Service Contract

The Company had an agreement with an outside contractor to perform warehousing and distribution services for the Fort Worth, Texas facility. The services included staffing and managing personnel, provision of all equipment, material, and services in order to maintain the facility, and the design of a warehouse management system. The agreement was terminated in May 1997. The Company incurred a charge of $150,000 which is classified in other income, net related
to the early termination of the contract.   Service contract expense was $91,322
in 1997.

Contingencies

The Company has agreements with certain customers and vendors which include potential rebates, commissions and other liabilities upon the fulfillment of certain terms and conditions. Management has estimated and recorded contingent liabilities of approximately $237,000 and $54,000 at September 30, 1999 and 1998, respectively, related to these agreements and other potential liabilities.

Purchase Commitment

During 1999, the Company amended a previous sales agreement with Boise Cascade Corporation. The amendment calls for the Company to purchase a minimum of $11,000,000 of office papers from Boise Cascade for resale to Best Buy by September 30, 2001. Cumulative purchase levels are set forth in the agreement. If the Company does not reach these interim totals or the minimum cumulative total, the Company will be subject to penalties.

NOTE 12 - PROFIT SHARING AND DEFERRED COMPENSATION PLAN

The Company has a defined contribution plan covering substantially all employees. Employer contributions were $66,213 in 1999, $73,591 in 1998 and $105,262 in 1997.

In April 1997, the Board of Directors approved a severance and consulting agreement with the former President upon his resignation. The agreement provides for guaranteed payments for two years aggregating $164,000 for severance and $164,000 for consulting services, respectively. The Company expensed the entire $328,000 liability in fiscal 1997.

NOTE 13 - SEGMENT INFORMATION

The Company operates in three basic segments or lines of business. These segments are (1) stock continuous forms and cutsheets, (2) custom continuous forms and cutsheets, and (3) retail papers and office products, including computer/printer hardware and software products. The following table sets forth certain financial information with respect to these segments and reconciles such information to the consolidated financial statements.

                                                                            Years Ended September 30,
                                                                      1999             1998            1997
                                                                      ---              ----            ----
Net sales of products and services:
       Stock forms                                                $15,185,170      $19,108,304     $41,855,871
       Custom forms                                                 6,359,148        6,208,368       5,938,617
       Retail, office products,
                                                                   13,888,233        9,546,937       3,879,437
         hardware/software                                         ----------      -----------     -----------

             Total                                                $35,432,551      $34,863,609     $51,673,925
                                                                  ===========      ===========     ===========

Segment operating income (loss):
       Stock forms                                                $(1,096,045)     $(1,673,109)    $(2,742,349)
       Custom forms                                                   214,422          189,875         291,784
       Retail, office products,
         hardware/software                                          1,275,077          620,575        (492,929)
       Corporate                                                     (127,017)          99,173        (428,393)
                                                                  -----------      -----------     -----------

             Total                                                $   266,437      $  (763,486)    $(3,371,887)
                                                                  ===========      ===========     ===========
Corporate consolidated income
(loss) before income taxes and
minority interest:
         Segment operating income
           (loss)                                                 $   266,437      $  (763,486)    $(3,371,887)
         Interest expense                                             (57,995)        (272,473)       (316,807)
         Other income, net                                          1,250,466          874,616         391,293
                                                                  -----------      -----------     -----------

             Total                                                $ 1,458,908      $  (161,343)    $(3,297,401)
                                                                  ===========      ===========     ===========

     Assets:
          Stock forms                                   $ 6,817,640     $ 6,319,829      $ 8,458,771
          Custom forms                                    3,762,796       2,339,987        2,028,064
          Corporate                                      10,838,417      11,909,990       12,483,928
                                                        -----------     -----------      -----------

               Total consolidated                       $21,418,853     $20,569,806      $22,970,763
                                                        ===========     ===========      ===========
     Capital expenditures:
          Stock forms                                   $    20,099     $   334,549      $    64,134
          Custom forms                                      716,477         113,159            8,697
          Corporate                                         175,328          20,773           49,024
                                                        -----------     -----------      -----------

               Total consolidated                       $   911,904     $   468,481      $   121,855
                                                        ===========     ===========      ===========

     Depreciation and amortization expense:
            Stock forms                                 $   324,855     $   372,453      $   425,974
            Custom forms                                    146,575         154,808          227,020
            Corporate                                        84,230         242,357          436,009
                                                        -----------     -----------      -----------

               Total consolidated                       $   555,660     $   769,618      $ 1,089,003
                                                        ===========     ===========      ===========

Segment operating income (loss) is determined by deducting from sales of products and services, cost of products sold, and selling, general and administrative expenses directly related or allocable to the segment. Not included in segment operating income are certain income and expense items such as interest income and expense, other income, minority interest and income taxes.

The reporting segments follow the same accounting policies used for the Company's consolidated financial statements and described in the summary of significant accounting policies. Management evaluates a segment's performance based on profit or loss from operations before income taxes and minority interest.

NOTE 14 - OTHER EXPENSE (INCOME), NET

Other expense (income), net, consists of the following for the years ended September 30, 1999, 1998 and 1997:

                                                                       1999              1998            1997
                                                                       ----              ----            ----
     Equity in limited partnership interests                       $  (168,500)       $(461,316)      $(401,108)
     Gain on sale of investments                                      (366,683)        ( 61,366)        (72,132)
     Gain on sale of property and
         equipment                                                    (371,718)        (122,975)        (88,453)
     Interest income                                                  (238,266)        (247,928)       (124,713)
     Service contract settlement                                             -                -         150,000
     Other, net                                                       (105,299)          18,968         145,113
                                                                   -----------        ---------       ---------

       Total                                                       $(1,250,466)       $(874,617)      $(391,293)
                                                                   ===========        =========       =========

NOTE 15:  CONCENTRATIONS OF CREDIT RISK

The Company maintains investment accounts with several stock brokerage firms. The accounts contain cash and securities. Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation.

During the year ended September 30, 1999, approximately 20% of the Company's sales were to two customers in the retail segment, including sales of $4,498,063 to one customer in this segment.

NOTE 16:  STOCK BUY-BACK PROGRAM

In September 1998, the Company began a buy-back program of up to 100,000 shares of its common stock at prevailing market prices. At September 30, 1999, the Company purchased 61,800 shares of its common shares under this program.

                               PARIS CORPORATION
                               -----------------
                                  SCHEDULE II
                                  -----------
                       VALUATION AND QUALIFYING ACCOUNTS
                       ---------------------------------

                                   Balance at beginning  Additions charged to               Balance at
                                        of period         cost and expenses    Deductions  end of period
                                   --------------------  --------------------  ----------  -------------

For the year ended
 September 30, 1999:
      Allowance for
        doubtful accounts:             $  317,458              $157,184          $ 21,042     $  453,600
Allowance for
        inventory obsolescence         $  760,591              $      0          $200,039     $  560,552


For the year ended
 September 30, 1998:
      Allowance for
        doubtful accounts:             $  627,039              $120,000          $429,539     $  317,500
      Allowance for
        contingency reserve:           $   98,362              $      0          $ 98,362     $        0
      Allowance for
        inventory obsolescence:        $1,314,919              $      0          $554,328     $  760,591

For the year ended
 September 30, 1997:
      Allowance for
        doubtful accounts:             $  415,536              $240,000          $ 28,497     $  627,039
     Allowance for
        contingency reserve:           $  690,000              $      0          $591,638     $   98,362
     Allowance for
        inventory obsolescence         $  989,990              $406,164          $ 81,235     $1,314,919




ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To The Shareholders and
 Board of Directors of
  Paris Corporation
  Burlington, New Jersey:

   We have audited the accompanying consolidated balance sheet of Paris Corporation and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paris Corporation and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.

   Our audits referred to above also included audits of the financials statement schedules listed under Item 14(a) (2). In our opinion, those financial statement schedules present fairly, in all material respects, in relation to the basic consolidated financial statements taken as a whole, the information required to be stated therein.



/s/ Parente, Randolph, Orlando, Carey & Associates, LLC


Philadelphia, Pennsylvania
November 19, 1999

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Directors of the Company are elected for a term of one year. The current Directors and Officers of the Company, together with their ages, positions, backgrounds, and business experiences are set forth below:

NAME                         AGE           POSITION WITH THE COMPANY
----                         ---           --------------------------
Dominic P. Toscani, Sr.       71           President, Chief Executive
(4)                                        Officer, Treasurer and
                                           Chairman of the Board of
                                           Directors

Gerard M. Toscani             39           Senior Vice President
(3), (4)                                   and Director

Palmer E. Retzlaff            68           Director
(2), (3)

Frank A. Mattei, M.D.         78           Director
(1), (2)

Oscar Tete                    75           Director
(1)

John V. Petrycki              59           Director
(1), (3)

William L. Lomanno            32           Chief Financial Officer

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

ITEM 11 - SUMMARY COMPENSATION

  The following table contains information regarding the individual compensation of the two most highly compensated officers of the Company in fiscal years 1999, 1998 and 1997.

                           Summary Compensation Table

                                                   Annual Compensation
                                             -----------------------------------------------------


             Name and                 Fiscal                                         Other
        Principal Position             Year       Salary         Bonus              Annual
                                                                               Compensation (1)
--------------------------------------------------------------------------------------------------
Dominic P. Toscani, Sr.                  1999      $268,367      $    0             $    0
Chairman of the Board                    1998      $262,415      $2,521             $2,604
and President                            1997      $268,040      $    0             $5,630

Gerard M. Toscani                        1999      $180,654      $    0             $    0
Senior Vice President                    1998      $164,008      $1,577             $3,164
                                         1997      $177,622      $    0             $4,625

(1)  Represents the use of a company car.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                             (AS NOVEMBER 15, 1999)

Title of          Name and Address of        Amount and Nature of    Percent of
Class               Beneficial Owner       Beneficial Ownership (1)   Class (1)
-------------  --------------------------  ------------------------  -----------
Common         Dominic P. Toscani (2)            1,147,988               32.7%
Stock          and Nancy C. Toscani
               122 Kissel Road
               Burlington, NJ  08016

Common         Frank A. Mattei                   1,064,831               30.4%
Stock          1016 Mercer Street
               Cherry Hill, NJ  08034

Common         The Caritas Foundation (3)          383,835               11.0%
Stock          700 Hobbs Road
               Wayne, PA  19087

Common         Henry Partners, L.P.                187,000                5.3%
Stock

Common         Gerard M. Toscani                   160,487                4.6%
Stock

Common         Palmer E. Retzlaff                   11,000                 *
Stock

Common         Oscar Tete                            9,012                 *
Stock

Common         John Petrycki                         7,000                 *
Stock

All Directors (present and proposed) and
officers as a group (10 persons) (4)             2,424,718               69.2%

* Less than 1%

(1) Based on 3,504,245 shares outstanding and 364,300 options currently exercisable on November 15, 1999.

(2) Includes 1,019,237 shares personally held; 47,006 shares held by Paris Corporation Profit Sharing Plan of which Mr. Toscani is the Plan Trustee; 14,745 shares held by Toscani Investment Company, a family partnership; and 67,000 options exercisable as of November 15, 1999.

(3) The Caritas Foundation, a tax exempt organization formed under Section 501(C)(3) of the Internal Revenue Code of 1954, as amended, was organized in 1984 by Dominic P. Toscani, Sr. to promote the objectives of free enterprise and to support individual freedom. At the present time Reverend Peter Toscani, O.S.A., is sole trustee of the foundation.

(4) Includes options currently exercisable individually and all officers as a group (217,000).

                        SECURITY OWNERSHIP OF MANAGEMENT
                            AS OF NOVEMBER 15, 1999


                                               Number of
Shareholder                                 Shares owned (1)                Percent (1)
Dominic P. Toscani, Sr. (2) (4)                  1,147,988                       32.7%
and Nancy C. Toscani
122 Kissel Road
Burlington, NJ 08016

Frank A. Mattei                                  1,064,831                       30.4%
122 Kissel Rd.
Burlington, NJ 08016

The Caritas Foundation (3)                         383,835                       11.0%

Henry Partners, L.P.                               187,000                        5.3%

Gerard M. Toscani (4)                              135,487                        4.6%

Palmer E. Retzlaff                                  11,000                         *

Oscar Tete                                           9,102                         *

John Petrycki                                        7,000                         *

All Directors (present and proposed)
and officers as a group (10 persons) (4)         2,424,718                       69.2%

* Less than 1%

(1) Based on 3,504,245 shares outstanding and 364,300 options currently exercisable on November 15, 1999.

(2) Includes 1,019,237 shares personally held; 47,006 shares held by Paris Corporation Profit Sharing Plan of which Mr. Toscani is the Plan Trustee; 14,745 shares held by Toscani Investment Company, a family partnership; and 67,000 options exercisable as of November 15, 1999.

(3) The Caritas Foundation, a tax exempt organization formed under Section 501(C)(3) of the Internal Revenue Code of 1954, as amended, was organized in 1984 by Dominic P. Toscani, Sr. to promote the objectives of free enterprise and to support individual freedom. At the present time Reverend Peter Toscani, O.S.A., is sole trustee of the foundation.

(4) Includes options currently exercisable individually and all officers as a group (217,000).

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

REPORTS ON FORM 8-K

  None.

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


                               PARIS CORPORATION


Date: December 29, 1999          By:  /s/ Dominic P. Toscani, Sr.
      ----------------------          ---------------------------------------
                                     Dominic P. Toscani, Sr.
                                     (President, Chairman Board of Directors)

Date: December 29, 1999          By:  /s/ William L. Lomanno
      ----------------------          ---------------------------------------
                                      William L. Lomanno
                                      (Chief Financial Officer)



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                   SIGNATURES


/s/ Dominic P. Toscani, Sr.           12/29/99                   /s/ Frank A. Mattei                     12/29/99
------------------------------------------------               ----------------------------------------------------
Dominic P. Toscani, Sr.               (Date)                     Frank A. Mattei                         (Date)
(President, Chairman Board of Directors)                         (Director)


/s/ William L. Lomanno                12/29/99                   /s/ Palmer E. Retzlaff                  12/29/99
------------------------------------------------               ----------------------------------------------------
William L. Lomanno                    (Date)                     Palmer E. Retzlaff                      (Date)
(Chief Financial Officer)                                        (Director)


/s/ Gerard M. Toscani                 12/29/99                   /s/ Oscar Tete                          12/29/99
------------------------------------------------               ----------------------------------------------------
Gerard M. Toscani                     (Date)                     Oscar Tete                              (Date)
(Director)                                                       (Director)


/s/ John V. Petrycki                  12/29/99
------------------------------------------------
John V. Petrycki                      (Date)
(Director)