Form 10-Q
period 1999-12-31
PARIS CORP
filed 2000-02-15
CIK 789660

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  ___________________________________________


                     FOR QUARTER ENDED, DECEMBER 31, 1999

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


                              YES  X      NO ___


             NUMBER OF SHARES OUTSTANDING AS OF DECEMBER 31, 1999

                       COMMON STOCK           3,937,517

                               PARIS CORPORATION

                                   CONTENTS

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements (Unaudited):                                    PAGE
                  Consolidated Balance Sheets - December 31, 1999
                  and September 30, 1999 (audited).................................      3

                  Consolidated Statements of Income
                  Three months ended, December 31, 1999 and 1998...................      4

                  Consolidated Statements of Cash Flows -
                  Three months ended, December 31, 1999 and 1998...................      5

                  Consolidated Statement of Changes in Stockholders' Equity -
                  September 30, 1999 and December 31, 1999.........................      6

                  Notes to Consolidated Condensed
                  Financial Statements.............................................      7

         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations....................      8 - 10

PART II.   OTHER INFORMATION (Items 1 through 5 - not applicable)
         ITEM 6.  Exhibits and Reports on Form 8-K.................................     11

                  Signatures of Registrant..........................................    12

                               PARIS CORPORATION
                           CONSOLIDATED BALANCE SHEET

(in thousands)
ASSETS
                                                         12-31-99    9-30-99
                                                       (UNAUDITED)  (AUDITED)
                                                       -----------  ---------
Current assets:
    Cash and cash equivalents                           $   1,959   $  3,880
    Investments:
      Marketable securities                                 3,629      3,567
      Other                                                   286          0
    Accounts receivable                                     7,302      5,959
    Inventories                                             4,939      4,167
    Refundable income taxes                                    35        190
    Prepaid expenses                                          271        242
    Deferred income taxes                                     359        396
                                                        ---------   --------

        Total current assets                               18,780     18,401

Investments held to maturity                                  500        500
Property and equipment, net                                 1,882      1,941
Deferred tax asset                                            196        196
Other assets                                                  299        381
                                                        ---------   --------

        Total Assets                                    $  21,657   $ 21,419
                                                        =========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Note payable                                        $      69   $     92
    Accounts payable and accrued expenses                   6,203      5,197
    Accrued payroll and related expenses                      534        700
    Income taxes payable                                        0         44
    Deferred revenue                                          454        486
                                                        ---------   --------

        Total current liabilities                           7,260      6,519

Deferred revenue, net of current portion                      130        219
                                                        ---------   --------

        Total Liabilities                                   7,390      6,738
                                                        ---------   --------

MINORITY INTEREST                                              25         94
                                                        ---------   --------

Shareholders' equity:
    Common stock                                               16         16
    Additional paid in capital                              8,588      8,588
    Retained earnings                                       8,216      8,049
    Unrealized (loss) gain on marketable securities          (104)       (66)
    Treasury stock                                         (2,474)    (2,000)
                                                        ---------   --------
        Total Shareholders' equity                         14,242     14,587
                                                        ---------   --------
        Total Liabilities and Shareholders' Equity      $  21,657   $ 21,419
                                                        =========   ========

                             See Accompanying Notes

                               PARIS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   UNAUDITED


(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          THREE        THREE
                                         MONTHS       MONTHS
                                          ENDED        ENDED
                                        12-31-99     12-31-98
                                       ----------   ----------

Net Sales                              $   11,182   $    7,987

Cost of products sold                      10,026        7,029
                                       ----------   ----------

Gross profit                                1,156          958
                                       ----------   ----------

Selling expenses                              486          440
General and administrative expenses           650          496
Interest expense                                3           43
Gain on sale of building                      (89)         (89)
Other (income) expense                       (148)         (86)
                                       ----------   ----------
Income before minority interest               254          154
Minority Interest                              69            0

Provision for income taxes                    156           52
                                       ----------   ----------

Net Income                             $      167   $      102
                                       ==========   ==========


Weighted average common and             3,278,535    3,538,645
 equivalent shares outstanding

Earnings per share - basic                  $0.05        $0.03
                                       ==========   ==========

Earnings  per share - diluted               $0.05        $0.03
                                       ==========   ==========


                             See Accompanying Notes

                               PARIS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED

(in thousands)                                                        THREE MONTHS     THREE MONTHS
                                                                         ENDED            ENDED
                                                                       12-31-99         12-31-98
                                                                       --------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                    $    167         $    102
                                                                       --------         --------

  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation                                                            131              141
    Gain on sale of property, and equipment                                 (89)             (89)
   (Gain) loss on sale of investments                                         0               27
    Equity in limited partnership interests                                 (86)             (34)
    Provision for bad debts                                                  27               30
    Deferred income tax (benefit) expense                                    37                0
    Minority Interest                                                       (69)               0
   (Increase) decrease in assets:
    Accounts receivable                                                  (1,370)          (1,548)
    Inventories                                                            (772)            (155)
    Recoverable income taxes                                                155                0
    Prepaid expenses                                                        (29)             (31)
    Other assets                                                             82              (22)
  Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                                   974              958
    Accrued payroll and related expenses                                   (166)             (78)
   Income taxes payable                                                     (44)            (187)
                                                                       --------         --------

     Total adjustments                                                   (1,219)            (988)
                                                                       --------         --------

             Net cash provided by (used in) operating activities         (1,052)            (886)
                                                                       --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in restricted cash                                                 0              (28)
  Proceeds from sale of investments                                           0              313
  Purchase of investments                                                  (300)            (341)
  Purchase of property and equipment                                        (72)             (37)
                                                                       --------         --------
              Net cash provided by (used in) investing activities          (372)             (93)
                                                                       --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Sales of treasury stock                                                      0                1
 Purchase of treasury stock                                                (474)             (37)
 Dividend Paid                                                                0             (711)
 Proceeds (repayments) of note payable, bank                                  0            1,206
 Repayments of note payable                                                 (23)               0
                                                                       --------         --------
             Net cash provided by (used in) financing activities           (497)             459

Net decrease in cash and cash equivalents                                (1,921)            (520)
Cash and cash equivalents, at beginning of period                         3,880            4,073
                                                                       --------         --------

Cash and cash equivalents, at end of period                            $  1,959         $  3,553
                                                                       ========         ========

Supplemental disclosures of cash flow information:
  Cash paid for interest expense                                       $      3         $     43
  Cash paid for income taxes                                           $     45         $    241

                             See Accompanying Note

                                PARIS CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDRES' EQUITY
 FOR THE YEAR ENDED SEPTEMBER 30, 1999 AND THREE MONTHS ENDED DECEMBER 31, 1999


                                                                                                                   Accumulated
                                                                                                                      Other
                                                            Common Stock               Additional      Retained    Comprehensive
                                                        Shares       Amount         Paid in Capital    Earnings       Income
                                                        ------       ------         ---------------    --------       ------
Balance at October 1, 1998 ..................           3,937,517    $15,751           $8,588,243      $7,797,181    $(163,412)
                                                        ---------    -------           ----------      ----------    ---------

     Net Income .............................                                                             960,730

     Other comprehensive income,
       Reclassification entry ...............                                                                           38,541
       Unrealized gain on securities,
         during the peroid,
          net of tax $39,400.................                                                                           58,525
                                              --------------------------------------------------------------------------------------
           Comprehensive income .............

Purchase of 61,800 treasury shares ..........
Sale of 11,400 treasury shares ..............
Dividend Paid ...............................                                                            (708,825)
                                              --------------------------------------------------------------------------------------
Balance at September 30, 1999 ...............           3,937,517    $15,751         $8,588,243         $ (66,346)  $8,049,086

Net Income ..................................                                                             166,821
     Other comprehensive income,
       Unrealized loss on securities, net of
         reclassification adjustment of gains
          included in net income ............                                                                          (37,132)
                                              --------------------------------------------------------------------------------------
           Comprehensive income

Purchase of 225,710 treasury shares .........
                                              --------------------------------------------------------------------------------------
Balance at December 31, 1999 ................           3,937,517    $15,751         $  8,588,243    $  8,215,907    $(103,478)

                                                        Treasury Stock
                                                    Shares         Amount          Total
                                                   --------      --------          -----
Balance at October 1, 1998 ..................      (382,872)   $(1,882,237)     $14,355,526


     Net Income .............................
                                                                                    960,730
     Other comprehensive income,
       Reclassification entry ...............                                        38,541
       Unrealized gain on securities,
         during the peroid,
          net of tax $39,400.................                                        58,525
                                             -------------------------------------------------------
           Comprehensive income .............                                     1,057,796

Purchase of 61,800 treasury shares ..........     (61,800)        (141,454)        (141,454)
Sale of 11,400 treasury shares ..............      11,400           23,500           23,500
Dividend Paid ...............................                                      (708,825)
                                             -------------------------------------------------------
Balance at September 30, 1999 ...............    (433,272)     $(2,000,191)     $14,586,543

Net Income ..................................                                       166,821
     Other comprehensive income,
       Unrealized loss on securities, net of
         reclassification adjustment of gains
          included in net income ............                                       (37,132)
                                             -------------------------------------------------------
           Comprehensive income                                                     129,689

Purchase of 225,710 treasury shares .........    (225,710)        (473,848)        (473,848)
                                             -------------------------------------------------------
Balance at December 31, 1999 ................    (658,982)      (2,474,039)     $14,242,384

                               PARIS CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



ACCOUNTING POLICIES:

1. The accompanying unaudited interim consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Summary of Accounting Policies and Notes to Consolidated Financial Statements included in the September 30, 1999 Form 10-K should be read in conjunction with the accompanying statements. These statements include all adjustments (consisting only of normal recurring accruals) which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

2. The Company has agreements with certain customers and vendors which include potential rebates, commissions, and other liabilities upon the fulfillment of certain terms and conditions. Management had estimated and recorded contingent liabilities of approximately $237,000 as of September 30, 1999 related to these agreements and other potential liabilities. During the three months ended December 31, 1999, management increased the liability to $273,000, reflecting higher obligations.

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

5. Inventories consist of the following at December 31, 1999 and September 30, 1999:


                                12/31/99      9/30/99
                                --------      -------

         Raw Materials        $1,555,717   $1,370,474
         Work in Progress        119,496       61,502
         Finished Goods        3,264,110    2,734,854
                              ----------   ----------

                              $4,939,323   $4,166,890
                              ==========   ==========

                               PARIS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS
                             ---------------------
                               DECEMBER 31, 1999
                               -----------------



                                                 THREE MONTHS
--------------------------------------------------------------------------------
                                                             $             %
                                 1999          1998        CHANGE       CHANGE

--------------------------------------------------------------------------------
Net Sales                        $11,182        $7,987       $3,195           40%
--------------------------------------------------------------------------------
Cost of sales                     10,026         7,029        2,997           43%
--------------------------------------------------------------------------------
Gross profit                       1,156           958          198           21%
--------------------------------------------------------------------------------
Selling                              486           440           46           10%
--------------------------------------------------------------------------------
General and administrative           650           496          154           31%
 expenses
--------------------------------------------------------------------------------
Interest expense                       3            43          (40)         -93%
--------------------------------------------------------------------------------
Other (income) expense              (236)         (175)         (61)          35%
--------------------------------------------------------------------------------
Pretax income (loss)                 253           154           99           64%
--------------------------------------------------------------------------------
Minority interest                     69             0           69            -
--------------------------------------------------------------------------------
Income taxes                        (156)           52         (208)        -400%
--------------------------------------------------------------------------------
Net income (loss)                $   166        $  102       $   64           63%
--------------------------------------------------------------------------------


GROSS PROFIT
------------

Gross profit for the three months ended December 31, 1999 of $1156M increased $198M as compared to the same quarter in the prior year. Sales of $11,182M increased $3195M or 40% and cost of sales of $10,026M increased $2997M or 43%.

Sales factors
-------------

Sales of stock continuous forms of $2847M decreased $577M or 16%. The decline in sales was due to a decline in unit volume of 29% offset by an increase in average sell price of 16%. The decrease in unit volume is consistent with industry trend for this product line while the higher average sell price is reflective of increased paper costs.

Sales of custom products of $1758M increased $216M or 14%. Revenue from custom forms increased $145M or 21% while custom cut sheet revenue increased $71M or 8%. The increased revenue in custom forms was consistent with the unit volume increase while the increased revenue in custom cut sheets was derived primarily from an increase in average sell price.

Sales of the Company's Laser3, DocuGard and HCFA product lines have increased $231M or 35%. The increased revenue is consistent with the increase in unit volume of 30% and increase in average sell price of 4%. The Company continues to increase focus on this line of paper products through sales and marketing promotions.

Consumer product sales increased 123% during the quarter, reflecting strong demand for all key product lines.

Revenue of value added paper products increased $1206M or 134%. Burlington ink jet papers continued to gain market share as a result of higher sell through in retail stores.

Revenue of paper reams increased $1116 or 103% as a result of strong sales of the Champion and Hewlett Packard brand paper reams to key retailers.

The effect of consolidating the results of operations of Signature Corporation increased revenue $856M for the quarter ending December 31, 1999.

Cost Factors
------------

The cost of stock continuous forms sales of $2412 decreased $575M or 20%. The decrease in cost on a percentage basis was higher then the decrease in sales due to slightly improved margins.

The cost of custom product sales of $1367 increased $173M or 14% compared to the same period last year. The increase is consistent with the sales increase.

The cost of sales for the Company's Laser3, DocuGard and HCFA product lines increased $156m or 35% compared to the same period last year. The increase is consistent with the sales increase.

The cost of sales for consumer products increased $2019M or 137%. The increase in cost of sales was higher then the 103% increase in revenue reflecting a change in the product mix.

The effect of consolidating the results of operations of Signature Corporation increased cost of sales $856M for the quarter ended December 31, 1999.

OPERATING EXPENSES
------------------

THREE MONTHS COMPARISON

Operating expenses of $1136 increased $200M or 21%. Selling expenses increased $46M or 10% while General and Administrative expenses increased $154M or 31%.

The effect of consolidating the results of operations of Signature Corporation increased selling, general and administrative expenses $191M. Other SG&A expenses remained flat in comparison to the same quarter last year.



                           OTHER INCOME AND EXPENSES
                           -------------------------


Other income, net increased $61M or 35% due primarily to increased investment income.

Interest expense decreased $40M or 93% as a result of operating without a working capital line of credit during the quarter.

                        LIQUIDITY AND CAPITAL RESOURCES:
                        --------------------------------

Working capital decreased $362M from $11,882M to $11520M and cash and cash equivalents decreased $1921M during the three months ended December 31, 1999.

Net cash used in operating activities was $1052M. Accounts receivable increased $1370M due to the special seasonal dating and increased sales volume. Inventories increased $772M composed of an increase in finished goods of $529M, raw materials of $185M and an increase of work in process of $58M. The increase in finished goods is due to the consolidation of Signature Corporation.
Accounts payable and accrued expenses increased $974M reflecting slower payment cycles related to the slower collections. Also, the Signature consolidation contributed to the increased payables.

Working Capital decreased $362M from $11,882M to $11,520M and cash and cash equivalents decreased $1921M during the three months ended December 31, 1999.

Net cash used in operating activities was $1052M. Accounts receivable increased $1370M due to special seasonal dating and increased sales volume. Inventories increased $772M composed of an increase in finished goods of $529M, raw materials of $189M and an increase of work in process of $58M. The increase in finished goods is due to the consolidation of Signature Corporation. Accounts payable and accrued expenses increased $974M reflecting slower payment cycles related to the slower collections. Also, the Signature consolidation contributed to the increased payables.

Net cash used in investing activities was $372M. The Company purchased $300M of investments and $72M in property and equipment.

During the quarter ended December 31, 1999 the Company purchases 225,710 shares of its common stock at a cost of $474M. Prior to the "Year 2000" the Company conducted a comprehensive review of their computer systems to identify the systems that could be affected by the "Year 2000" issue and developed an implementation plan to resolve the issues. Currently, the Company has had no adverse effects from the "Year 2000" internally nor have they discovered any problems externally with major customers or vendors.

                               PARIS CORPORATION

                                    PART II
                               OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   Exhibits

               Computation of Primary Earnings Per Share

               Average Number of Common Shares
               Outstanding During the Period               3,278,535
                                                           ---------

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



DATE:   February 14, 2000