Form 10-Q
period 2000-03-31
PARIS CORP
filed 2000-05-15
CIK 789660

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   -------------------------------------------


                        FOR QUARTER ENDED, MARCH 31, 2000

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


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                             [_]               [_]
                         YES  X             NO


                NUMBER OF SHARES OUTSTANDING AS OF MARCH 31, 2000

                             COMMON STOCK 3,278,435

                                PARIS CORPORATION

                                    CONTENTS



PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements (Unaudited):                                PAGE
                  Consolidated Balance Sheets - March 31, 2000
                  and September 30, 1999 (audited) ................................  3

                  Consolidated Statements of Income
                  Three months ended, March 31, 2000 and 1999
                  Six months ended, March 31, 2000 and 1999 .......................  4

                  Consolidated Statements of Cash Flows -
                  Six months ended, March 31, 2000 and 1999 .......................  5

                  Consolidated Statement of Changes in Stockholders' Equity -
                  September 30, 1999 and March 31, 2000 ...........................  6

                  Notes to Consolidated Condensed
                  Financial Statements ............................................  7

         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ...................  8 - 11


PART II. OTHER INFORMATION (Items 1 through 5 - not applicable)

         ITEM 6.  Exhibits and Reports on Form 8-K ................................  12

                  Signatures of Registrant ........................................  13

                                PARIS CORPORATION
                           CONSOLIDATED BALANCE SHEET

(in thousands)

ASSETS
                                                        3-31-00       9-30-99
                                                      (Unaudited)    (Audited)
                                                      -----------    ---------
Current assets:
     Cash and cash equivalents                         $  1,353      $  3,880
     Investments:
       Marketable Securities                              3,191         3,567
       Other                                                386             0
     Accounts receivable                                  5,085         5,959
     Inventories                                          4,940         4,167
     Refundable Income Taxes                                  0           190
     Prepaid expenses                                       268           242
     Deferred income taxes                                  359           396
                                                       --------      --------

        Total current assets                             15,582        18,401

Investments held to maturity                                500           500
Property and equipment, net                               1,804         1,941
Deferred tax asset                                          196           196
Other assets                                                241           381
                                                       --------      --------

        Total Assets                                   $ 18,323      $ 21,419
                                                       ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Note payable                                      $     44      $     92
     Accounts payable and accrued expenses                3,349         5,197
     Accrued payroll and related expenses                   373           700
     Income taxes payable                                    73            44
     Deferred revenue                                       421           486
                                                       --------      --------

        Total current liabilities                         4,260         6,519

Deferred revenue, net of current portion                     40           219
                                                       --------      --------

        Total Liabilities                                 4,300         6,738
                                                       --------      --------

MINORITY INTEREST                                            32            94
                                                       --------      --------

Shareholders' equity:
     Common stock                                            16            16
     Additional paid in capital                           8,588         8,588
     Retained earnings                                    8,051         8,049
     Unrealized loss on marketable securities              (187)          (66)
     Treasury stock                                      (2,477)       (2,000)
                                                       --------      --------
        Total Shareholders' equity                       13,991        14,587
                                                       --------      --------

        Total Liabilities and Shareholders' Equity     $ 18,323      $ 21,419
                                                       ========      ========

                             See Accompanying Notes

                                PARIS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                    Unaudited


(in thousands, except per share data)

                                           THREE           THREE             SIX              SIX
                                           MONTHS          MONTHS           MONTHS           MONTHS
                                           ENDED            ENDED            ENDED            ENDED
                                          3-31-00          3-31-99          3-31-00          3-31-99
                                        -----------      -----------      -----------      -----------
Net Sales                               $    10,678      $     9,815      $    21,860      $    17,802

Cost of products sold                         9,543            8,506           19,569           15,536
                                        -----------      -----------      -----------      -----------

Gross profit                                  1,135            1,309            2,291            2,266
                                        -----------      -----------      -----------      -----------

Selling expenses                                429              429              915              870
General and administrative expenses             647              555            1,297            1,051
Interest expense                                  2               15                5               58
Gain on sale of building                        (89)             (89)            (178)            (178)
Other (income) expense                         (143)             (48)            (291)            (136)
                                        -----------      -----------      -----------      -----------

Income before minority interest                 289              447              543              601
Minority Interest                                (7)               0               62                0
Provision for Income Taxes                      108              188              264              240
                                        -----------      -----------      -----------      -----------

Net Income                              $       174      $       259      $       341      $       361
                                        ===========      ===========      ===========      ===========


Weighted average common and               3,278,435        3,535,645        3,278,435        3,535,645
 equivalent shares outstanding

Earnings per share - basic              $      0.05      $      0.07      $      0.10      $      0.10
                                        ===========      ===========      ===========      ===========

Earnings per share - diluted            $      0.05      $      0.07      $      0.10      $      0.10
                                        ===========      ===========      ===========      ===========

                             See Accompanying Notes

                                PARIS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited

(in thousands)                                                       SIX MONTHS   SIX MONTHS
                                                                       ENDED        ENDED
                                                                      3-31-00      3-31-99
                                                                     ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                          $   341      $   361

  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation                                                          257          273
    Gain on sale of property, and equipment                              (178)        (178)
    Loss on sale of investments                                             1           53
    Equity in limited partnership interests                               (99)         (54)
    Provision for bad debts                                                57           60
    Deferred income tax expense                                            37            0
    Minority interest                                                     (62)           0
  (Increase) decrease in assets:
    Accounts receivable                                                   817       (1,750)
    Inventories                                                          (773)        (845)
    Recoverable income taxes                                              190            0
    Prepaid expenses                                                      (26)         (24)
    Other assets                                                          140          (16)
  Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                              (1,913)       1,384
    Accrued payroll and related expenses                                 (327)         106
   Income taxes payable                                                    29            1
                                                                      -------      -------

        Total adjustments                                              (1,850)        (990)
                                                                      -------      -------

        Net cash provided by (used in) operating activities            (1,509)        (629)
                                                                      -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in restricted cash                                               0        2,140
  Proceeds from sale of investments                                       120          414
  Purchase of investments                                                (152)        (944)
  Purchase of property and equipment                                     (122)        (134)
                                                                      -------      -------

              Net cash provided by (used in) investing activities        (154)       1,476
                                                                      -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Sales of treasury stock                                                    4           21
 Purchase of treasury stock                                              (481)         (92)
 Dividend Paid                                                           (339)        (711)
 Proceeds Repayments of note payable, bank                                  0       (2,459)
 Repayments of note payable                                               (48)           0
                                                                      -------      -------

             Net cash used in financing activities                       (864)      (3,241)

Net decrease in cash and cash equivalents                              (2,527)      (2,394)
Cash and cash equivalents, at beginning of period                       3,880        4,073
                                                                      -------      -------

Cash and cash equivalents, at end of period                           $ 1,353      $ 1,679
                                                                      =======      =======

Supplemental disclosures of cash flow information:
  Cash paid for interest expense                                      $     5      $    58
  Cash paid for income taxes                                          $    45      $   241

                             See Accompanying Notes

                                PARIS CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDRES' EQUITY
    FOR THE YEAR ENDED SEPTEMBER 30, 1999 AND SIX MONTHS ENDED MARCH 31, 2000


                                                                                                                       Accumulated
                                                                                                                          Other
                                                         Common Stock               Additional         Retained       Comprehensive
                                                    Shares           Amount       Paid in Capital      Earnings           Income
                                                     -----           ------       ---------------      --------           ------
Balance at October 1, 1998                        3,937,517       $    15,751       $ 8,588,243       $ 7,797,181      ($  163,412)
                                                  ---------       -----------       -----------       -----------      ------------
Net income                                                                                                960,370
     Other comprehensive income,
      Reclassification entry                                                                                                38,541
     Unrealized gain on securities,
       during the period,
         net of tax $39,400                                                                                                 58,525
                                                  ---------------------------------------------------------------------------------
          Comprehensive income
Purchase of 61,800 treasury shares
Sales of 11,400 treasury shares
Dividend Paid                                                                                            (708,825)
                                                  ---------------------------------------------------------------------------------
Balance at September 30, 1999                     3,937,517       $    15,751       $ 8,588,243       $ 8,049,086      ($   66,346)
                                                  ---------       -----------       -----------       -----------      ------------
     Net Income                                                                                           340,830
     Other comprehensive income,
       Unrealized gain on securities, net of
         reclassification adjustment of gains
          included in net income                                                                                          (120,453)
                                                  ---------------------------------------------------------------------------------
           Comprehensive income

Purchase of 227,810 treasury shares
Sale of  2,000 treasury shares
Dividend Paid                                                                                            (339,165)
                                                  ---------------------------------------------------------------------------------
Balance at March 31, 2000                         3,937,517       $    15,751       $ 8,588,243       $ 8,050,751      ($  186,799)

                                                        Treasury Stock
                                                    Shares           Amount            Total
                                                    ------           ------            -----
Balance at October 1, 1998                         (382,872)     ($ 1,882,237)     $ 14,355,526
                                                  ---------------------------------------------------------------------------------
Net income                                                                              960,370
     Other comprehensive income,
      Reclassification entry                                                             38,541
     Unrealized gain on securities,
       during the period,
         net of tax $39,400                                                              58,525
                                                  ---------------------------------------------------------------------------------
          Comprehensive income                                                     $  1,057,796
Purchase of 61,800 treasury shares                  (61,800)         (141,454)         (141,454)
Sales of 11,400 treasury shares                      11,400            23,500            23,500
Dividend Paid                                                                          (708,825)
                                                  ---------------------------------------------------------------------------------
Balance at September 30, 1999                      (433,272)     ($ 2,000,191)     $ 14,586,543
                                                   ---------     -------------      ------------
     Net Income                                                                         340,830
     Other comprehensive income,
       Unrealized gain on securities, net of
         reclassification adjustment of gains
          included in net income                                                       (120,453)
                                                  ---------------------------------------------------------------------------------
           Comprehensive income                                                         220,377
Purchase of 227,810 treasury shares                (227,810)         (480,882)          (480,882)
Sale of  2,000 treasury shares                        2,000             4,000              4,000
Dividend Paid                                                                           (339,165)
                                                  ---------------------------------------------------------------------------------
Balance at March 31, 2000                          (659,082)     ($ 2,477,073)      $ 13,990,873

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

2. The Company has agreements with certain customers and vendors which include potential rebates, commissions, and other liabilities upon the fulfillment of certain terms and conditions. Management had estimated and recorded contingent liabilities of approximately $237,000 as of September 30, 1999 related to these agreements and other potential liabilities. During the six months ended March 31, 2000, management increased the liability to $294,000, reflecting higher obligations.

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

5.   Inventories consist of the following at March 31, 2000 and September 30,
     1999:

                                                3/31/00         9/30/99
                                                -------         -------

                        Raw Materials         $1,432,246      $1,370,474
                        Work in Progress          74,869          61,562
                        Finished Goods         3,432,670       2,734,854
                                              ----------      ----------

                                              $4,939,785      $4,166,890
                                              ==========      ==========

                                PARIS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS
                              ---------------------
                                 MARCH 31, 2000
                                 --------------

------------------------------------------------------------------------------------------------------------------------------------
                                                          Three Months                                    Six Months
------------------------------------------------------------------------------------------------------------------------------------
                                                                   $           %                                  $             %
                                          2000       1999       Change      Change      2000         1999       Change       Change
------------------------------------------------------------------------------------------------------------------------------------
Net Sales                               $10,678     $9,815       $863          9%     $21,860      $17,802      $4,058        23%
------------------------------------------------------------------------------------------------------------------------------------
Cost of sales                             9,543      8,506      1,037         12%      19,569       15,536       4,033        26%
------------------------------------------------------------------------------------------------------------------------------------
Gross profit                              1,135      1,309       (174)       -13%       2,291        2,266          25         1%
------------------------------------------------------------------------------------------------------------------------------------
Selling                                     429        429          0          0%         915          870          45         5%
------------------------------------------------------------------------------------------------------------------------------------
General and administrative expenses         647        555         92         17%       1,297        1,051         246        23%
------------------------------------------------------------------------------------------------------------------------------------
Interest expense                              2         15        (13)       -87%           5           58         (53)      -91%
------------------------------------------------------------------------------------------------------------------------------------
Other (income) expense                     (225)      (137)       (88)        64%        (531)        (314)       (217)       69%
------------------------------------------------------------------------------------------------------------------------------------
Pretax income (loss)                        282        447       (165)       -37%         605          601           4         1%
------------------------------------------------------------------------------------------------------------------------------------
Income taxes                                108        188        (80)       -43%         264          240          24        10%
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                          $174       $259       ($85)       -33%        $341         $361        ($20)       -6%
------------------------------------------------------------------------------------------------------------------------------------

Gross Profit
------------

Three Months Comparison

Gross profit for the three months ended March 31, 2000 of $1135M decreased $174M as compared to the same quarter in the prior year. Sales of $10678M increased $863M or 9% and cost of sales of $9543M increased $1037M or 12%.

Sales Factors
-------------

Sales of stock continuous forms of $2761M decreased $590M or 18%. The unit volume decreased 30% while the average sell price increased.

The sales of continuous custom products of $565M decreased $113M or 17%. The trend is similar to the stock continuous forms as the sales quantity of custom continuous forms declined 24%, while the average sell price increased slightly.

The sales of custom cutsheet products of $1025M increased $133M or 15% on lower unit volume of 8%.

Sales of the Company's Laser3, DocuGard and HCFA product lines have increased $140M or 18%, from $760M to $900M. Sales of these product lines continue to trend upward as the Company continues to focus on sales and marketing promotions in these areas.

The consumer oriented products continue to gain strength as sales increased $659M or 18% from $3560M to $4219M. The increase is primarily attributed to an increase in value-added products of $372M and mill cutsheets of

$309M. The revenue of these products distributed through the retail channel continues to grow as the Company is expanding its product mix and customer base.

If not for a non-recurring order of $627M in March of 1999, the increase in revenue would have been $1286M or 43%. The order was in relation to a special promotion.

The effect of consolidating the results of operations of Signature Corporation increase revenue $930M for the quarter ending March 31, 2000.

Cost Factors
------------

The cost of sales for stock continuous forms of $2357M decreased $522M or 18% consistent with the decline in revenue.

The cost of sales for custom continuous forms of $464M decreased $99 or 17% consistent with the decline in revenue.

The cost of sales for the Company's Laser3, DocuGard and HCFA product lines of $619M increased $110M or 22% consistent with the increase in revenue and material cost.

The cost of sales for consumer products of $3336M increased $635M or 24%. The 24% increase is slightly higher than the 18% revenue increase reflecting a change in product mix.

The effect of consolidating the results of operations of Signature Corporation increased cost of sales $794M for the quarter ended March 31, 2000.


Six Months Comparison

Gross profit for the six months ended March 31, 2000 of $2291M represented an increase of $25M or 1% as compared to the same period in the prior year. Sales of $21860M increased $4058M or 23% and cost of sales of $19569M increased $4033M or 26%.

Sales Factors
-------------

Sales of stock continuous forms of $5608M decreased $1167M or 17%. The decline in sales was due to a decline in unit volume of 29% offset by an increase in average sell price of 17%. The decrease in unit volume is consistent with the industry trend for this product line while the higher average sell price is reflective of increased paper costs.

Sales of continuous custom products of $1339M remained relatively flat in comparison to FY 99 sales of $1328M.

Sales of custom cutsheet products of $1960M increased $204M or 12% on lower unit volume of 5%.

Sales of the Company's Laser3, DocuGard and HCFA product lines has increased $371M or 26%, from $1418M to $1789M. The factors for the increase are consistent with the three month comparison.

Sales of consumer products increased 56% during the period, reflecting strong demand for all key product lines. Revenue of value-added products increased $1515M or 57%. Burlington Inkjet papers continued to gain market share as a result of higher sell through in retail stores.

Revenue of paper reams increased $1484M or 55% as a result of strong sales of the Champion and Hewlett Packard brand paper reams to key retailers.

The effect of consolidating the results of operations of Signature Corporation increased revenue $1817M for the six months ending March 31, 2000.

Cost Factors
------------

The cost of stock continuous forms sales of $4769M decreased $1097M or 19% consistent with the decline in revenue.

The cost of sales for custom continuous forms of $1120M remained relatively flat in comparison to the FY 99 cost of $1106M, consistent with sales.

The cost of sales for custom cutsheets increased $313M or 24%. The increase in cost of 24% accelerated quicker than the revenue increase of 12% due to competitive pricing within the industry.

The cost of sales for the Company's Laser 3, DocuGard and HCFA product lines of $1217M increased $267M or 28% consistent with the revenue and material cost.

The cost of sales for consumer products increased $2654M or 64%. The increase in cost of sales was higher than the 56% increase in revenue reflecting a change in the product mix.

The effect of consolidating the results of operations of Signature Corporation increased cost of sales $1650M for the six months ended March 31, 2000.

Operating Expenses
------------------

Three Months Comparison

Operating expenses of $1076M increased $92M or 17%. Selling expenses of $429M remained flat while General & Administrative expenses comprised the increase on a consolidated basis. The effect of consolidating Signature Corporation increased selling expenses $30M and General and Administrative expenses $120M for the quarter. These increases were offset primarily by a decrease in Y2K expenses incurred in FY99.

Six Months Comparison

Operating Expenses of $2212M increased $291 or 15%. Selling expenses increased $45M or 5% while General Administrative expenses increased $246M or 23%.

The increase in sales expense is due to the effect on consolidating Signature Corporation of $92M offset by a reduction in salary and benefits of $47M.

The effect of consolidating Signature Corporation resulting in an increase in General and Administrative expenses of $249M.

                            OTHER INCOME AND EXPENSES
                            -------------------------

Other income, net increased $95M or 69% and $155M or 49% for three month and six month period ending March 31, 2000. The increase is a result of increased investment income.

Interest expense decreased $13M or 87% for the quarter ending March 31, 2000 and $53M or 91% for the six months ending March 31, 2000. The decrease is a result of the Company operating without a working capital line of credit during fiscal 2000.

                        LIQUIDITY AND CAPITAL RESOURCES:
                        --------------------------------

Working Capital decreased $560M from $11882M to $11322M and cash and cash equivalents decreased $2527M during the six months ended March 31, 2000.

Net cash used in operating activities was $1509M. Accounts Receivable decreased $817M as the terms on special seasonal dating became due. Inventories increased $773M due to the consolidation of Signature Corporation of $951M, while other inventories declined $178M. Accounts payable and accrued expenses decreased $1913M reflecting the payments on past obligations as the cash became available via the collections of the seasonal dating.

Net cash used in investing activities was $154M.

During the six months ended March 31, 2000 the Company purchased net shares of 225,810 of its common stock at a cost of $477M. In addition, the company declared and paid a special dividend which resulted in a reduction of stockholders equity in the amount of $339M.

The Company believes it has sufficient resources to satisfy ongoing cash requirements for the next twelve months. The Company will meet short-term liquidity needs through cash provided operations and investing activities. This belief is based on certain assumptions, including the continuation of current operations and no extraordinary adverse events. On a long-term basis, the Company plans to continue to meet liquidity needs internally while investing in the growth of the business. If the Company can not meet these future liquidity needs internally then they will seek external financing.

Prior to the "Year 2000", the Company conducted a comprehensive review of their computer systems to identify the systems that could be effected by the "Year 2000" issue and developed an implementation plan to resolve the issues. Currently, the Company has had no adverse effects from the "Year 2000" internally nor have they discovered any problems externally with major customers or vendors.

                                PARIS CORPORATION
                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   Exhibits
               Computation of Primary Earnings Per Share
               Average Number of Common Shares
               Outstanding During the Period                       3,278,435
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


                                       PARIS CORPORATION




                                       -------------------------------------
                                       Dominic P. Toscani, Sr.
                                       Chairman of
                                       the Board of Directors







                                       -------------------------------------
                                       William L. Lomanno
                                       Chief Financial Officer and
                                       Principal Accounting Officer



DATE:   May 11, 2000