Form 10-Q
period 2000-06-30
PARIS CORP
filed 2000-08-11
CIK 789660

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  ___________________________________________


                       FOR QUARTER ENDED, JUNE 30, 2000

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


                        YES  [X]                NO  [_]


               NUMBER OF SHARES OUTSTANDING AS OF JUNE 30, 2000

                       COMMON STOCK           3,268,535

                               PARIS CORPORATION

                                   CONTENTS


PART I.       FINANCIAL INFORMATION
     ITEM 1.    Financial Statements (Unaudited):                                                      PAGE

                Consolidated Balance Sheets - June 30, 2000
                and September 30, 1999 (audited).......................................................  3

                Consolidated Statements of Income
                Three months ended, June 30, 2000 and 1999
                Nine months ended, June 30, 2000 and 1999...............................................  4

                Consolidated Statements of Cash Flows -
                Nine months ended, June 30, 2000 and 1999...............................................  5

                Consolidated Statement of Changes in Stockholders' Equity -
                September 30, 1999 and June 30, 2000....................................................  6

                Notes to Consolidated Condensed
                Financial Statements....................................................................  7

     ITEM 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations...........................................  8 - 11



PART II.      OTHER INFORMATION (Items 1 through 5 - not applicable)

     ITEM 6.    Exhibits and Reports on Form 8-K........................................................  12

                Signatures of Registrant................................................................  13


                               PARIS CORPORATION
                          CONSOLIDATED BALANCE SHEET
(in thousands)


ASSETS
                                                        6-30-00     9-30-99
                                                      (Unaudited)  (Audited)
                                                       ---------   --------
Current assets:
    Cash and cash equivalents                           $  1,689   $  3,880
    Investments:
      Marketable Securities                                3,078      3,567
      Other                                                  511          0
    Accounts receivable                                    5,220      5,959
    Inventories                                            4,696      4,167
    Refundable Income Taxes                                    0        190
    Prepaid expenses                                         239        242
    Deferred income taxes                                    359        396
                                                       ---------   --------

        Total current assets                              15,792     18,401

Investments held to maturity                                 500        500
Property and equipment, net                                1,722      1,941
Deferred tax asset                                           196        196
Other assets                                                 200        381
                                                       ---------   --------

        Total Assets                                    $ 18,410   $ 21,419
                                                       =========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Note payable                                        $     18   $     92
    Accounts payable and accrued expenses                  3,240      5,197
    Accrued payroll and related expenses                     744        700
    Income taxes payable                                     127         44
    Deferred revenue                                         340        486
                                                       ---------   --------

        Total current liabilities                          4,469      6,519

Deferred revenue, net of current portion                       0        219
                                                       ---------   --------

        Total Liabilities                                  4,469      6,738
                                                       ---------   --------

MINORITY INTEREST                                             59         94
                                                       ---------   --------

Shareholders' equity:
    Common stock                                              16         16
    Additional paid in capital                             8,588      8,588
    Retained earnings                                      8,166      8,049
    Unrealized loss on marketable securities                (391)       (66)
    Treasury stock                                        (2,497)    (2,000)
                                                       ---------   --------
        Total Shareholders' equity                        13,882     14,587
                                                       ---------   --------

        Total Liabilities and Shareholders' Equity      $ 18,410   $ 21,419
                                                       =========   ========

                            See Accompanying Notes

                               PARIS CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                   Unaudited


(in thousands, except per share data)

                                          THREE        THREE        NINE         NINE
                                         MONTHS       MONTHS       MONTHS       MONTHS
                                          ENDED        ENDED        ENDED        ENDED
                                         6-30-00      6-30-99      6-30-00      6-30-99
                                       ----------   ----------   ----------   ----------
Net Sales                              $   10,198   $    8,019   $   32,057   $   25,821

Cost of products sold                       9,096        7,189       28,665       22,725
                                       ----------   ----------   ----------   ----------

Gross profit                                1,102          830        3,392        3,096
                                       ----------   ----------   ----------   ----------

Selling expenses                              506          470        1,421        1,340
General and administrative expenses           601          291        1,897        1,342
Interest expense                                1            0            7           58
Gain on sale of building                      (89)         (89)        (268)        (268)
Other (income) expense                       (114)        (175)        (404)        (309)
                                       ----------   ----------   ----------   ----------

Income before minority interest               197          333          739          933
Minority Interest                             (27)           0           35            0
Provision for Income Taxes                     54          127          317          367
                                       ----------   ----------   ----------   ----------

Net Income                             $      116   $      206   $      457   $      566
                                       ==========   ==========   ==========   ==========


Weighted average common and             3,268,535    3,526,845    3,268,535    3,526,845
 equivalent shares outstanding

Earnings per share - basic             $     0.04   $     0.06   $     0.14   $     0.16
                                       ==========   ==========   ==========   ==========

Earnings per share - diluted           $     0.04   $     0.06   $     0.14   $     0.16
                                       ==========   ==========   ==========   ==========




                            See Accompanying Notes

                               PARIS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                   Unaudited


(in thousands)                                                         NINE MONTHS   NINE MONTHS
                                                                          ENDED         ENDED
                                                                         6-30-00       6-30-99
                                                                        --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                            $    457      $    566

  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation                                                             371           399
    Gain on sale of property, and equipment                                 (268)         (264)
    Loss on sale of investments                                                7            66
    Equity in limited partnership interests                                 (124)         (212)
    Provision for bad debts                                                  114            85
    Deferred income tax expense                                                0             0
    Minority interest                                                        (35)            0
  (Increase) decrease in assets:
    Accounts receivable                                                      625          (607)
    Inventories                                                             (529)          227
    Recoverable income taxes                                                 190             0
    Prepaid expenses                                                           2           (23)
    Other assets                                                             181           (17)
  Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                                 (1,958)         (637)
    Accrued payroll and related expenses                                      45           251
   Income taxes payable                                                       82          (137)
                                                                        --------      --------

     Total adjustments                                                    (1,297)         (869)
                                                                        --------      --------

        Net cash provided by (used in) operating activities                 (840)         (303)
                                                                        --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in restricted cash                                                  0         2,140
  Proceeds from sale of investments                                          487         1,838
  Purchase of investments                                                   (679)       (1,160)
  Purchase of property and equipment                                        (248)         (553)
  Proceeds from sale of property and equipment                                 0            12
                                                                        --------      --------

              Net cash provided by (used in) investing activities           (440)        2,277
                                                                        --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Sales of treasury stock                                                       4            23
 Purchase of treasury stock                                                 (501)         (116)
 Dividend Paid                                                              (339)         (711)
 Proceeds Repayments of note payable, bank                                     0        (2,459)
 Repayments of note payable                                                  (75)            0
                                                                        --------      --------

             Net cash used in financing activities                          (911)       (3,263)

Net decrease in cash and cash equivalents                                 (2,191)       (1,289)
Cash and cash equivalents, at beginning of period                          3,880         4,073
                                                                        --------      --------

Cash and cash equivalents, at end of period                             $  1,689      $  2,784
                                                                        ========      ========

Supplemental disclosures of cash flow information:
  Cash paid for interest expense                                        $      7      $     58
  Cash paid for income taxes                                            $     45      $    506

                            See Accompanying Notes

                               PARIS CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
   FOR THE YEAR ENDED SEPTEMBER 30, 1999 AND NINE MONTHS ENDED JUNE 30, 2000
                                  (UNAUDITED)



                                                                               Accumulated
                                                    Additional                    Other
                                 Common Stock        Paid in      Retained    Comprehensive       Treasury Stock
                               Shares     Amount     Capital      Earnings        Income       Shares       Amount        Total
                             -----------  -------  ------------  -----------  --------------  ---------  ------------  ------------
Balance at October 1, 1998     3,937,517  $15,751    $8,588,243  $7,797,181       ($163,412)  (382,872)  ($1,882,237)  $14,355,526
                               ---------  -------  ------------  ----------   -------------   --------   -----------   -----------

Net income                                                          960,370                                                960,370
     Other comprehensive
      income,
      Reclassification
       entry                                                                         38,541                                 38,541
      Unrealized gain on
       securities,
        during the period,
          net of tax
           $39,400                                                                   58,525                                 58,525
                                                                              -------------                            -----------

          Comprehensive
           income                                                                                                      $ 1,057,436
                                                                                                                       -----------

Purchase of 61,800
 treasury shares                                                                               (61,800)     (141,454)     (141,454)
Sales of 11,400
 treasury shares                                                                                11,400        23,500        23,500

Dividend Paid                                                      (708,825)                                              (708,825)
                                                                 ----------                                            -----------

Balance at September 30,
 1999                          3,937,517  $15,751    $8,588,243  $8,048,726       ($ 66,346)  (433,272)  ($2,000,191)  $14,586,183
                               ---------  -------  ------------  ----------   -------------   --------   -----------   -----------


     Net Income                                                     456,571                                                456,571
     Other comprehensive
      income,
       Unrealized loss on
        securities, net of
         reclassification
          adjustment of
          gains
          included in net
           income                                                                  (324,744)                              (324,744)
                                                                              -------------                            -----------

           Comprehensive
           income                                                                                                          131,827


Purchase of 237,710
 treasury shares                                                                              (237,710)     (501,131)     (501,131)
Sale of  2,000 treasury
 shares                                                                                          2,000         4,000         4,000
Dividend Paid                                                      (339,165)                                              (339,165)
                                                                 ----------                                            -----------

Balance at June 30, 2000       3,937,517  $15,751    $8,588,243  $8,166,132       ($391,090)  (668,982)  ($2,497,322)  $13,881,714

                            See Accompanying Notes

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

2. The Company has agreements with certain customers and vendors which include potential rebates, commissions, and other liabilities upon the fulfillment of certain terms and conditions. Management had estimated and recorded contingent liabilities of approximately $237,000 as of September 30, 1999 related to these agreements and other potential liabilities. During the nine months ended June 30, 2000, management increased the liability to $279,000, reflecting higher obligations.

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

5.   Inventories consist of the following at June 30, 2000 and September 30,
     1999:


                                                     6/30/00     9/30/99
                                                    ----------  ----------
                                Raw Materials       $1,604,197  $1,370,474
                                Work in Progress       202,819      61,562
                                Finished Goods       2,888,643   2,734,854
                                                    ----------  ----------

                                                    $4,695,659  $4,166,890
                                                    ==========  ==========


                               PARIS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS
                             ---------------------
                                JUNE  30, 2000
                                --------------



                                          THREE MONTHS                              NINE MONTHS
-------------------------------------------------------------------------------------------------------------
                                                  $            %                            $            %
                                2000     1999   CHANGE       CHANGE      2000      1999   CHANGE       CHANGE
-------------------------------------------------------------------------------------------------------------
Net Sales                    $10,198   $8,019   $2,179           27%  $32,057   $25,821   $6,236           24%
-------------------------------------------------------------------------------------------------------------
Cost of sales                  9,096    7,189    1,907           27%   28,665    22,725    5,940           26%
-------------------------------------------------------------------------------------------------------------
Gross profit                   1,102      830      272           33%    3,392     3,096      296           10%
-------------------------------------------------------------------------------------------------------------
Selling                          506      470       36            8%    1,421     1,340       81            6%
-------------------------------------------------------------------------------------------------------------
General and administrative
 expenses                        601      291      310          107%    1,897     1,342      555           41%
-------------------------------------------------------------------------------------------------------------
Interest expense                   1        0        1                      7        58      (51)         -88%
-------------------------------------------------------------------------------------------------------------
Other (income) expense          (176)    (264)      88          -33%     (707)     (577)    (130)          23%
-------------------------------------------------------------------------------------------------------------
Pretax income (loss)             170      333     (163)         -49%      774       933     (159)         -17%
-------------------------------------------------------------------------------------------------------------
Income taxes                      54      127      (73)         -57%      317       367      (50)         -14%
-------------------------------------------------------------------------------------------------------------
Net income (loss)            $   116   $  206     ($90)         -44%  $   457   $   566    ($109)         -19%
-------------------------------------------------------------------------------------------------------------


GROSS PROFIT
------------

Three Months Comparison

Gross Profit for the three months ended June 30, 2000 of $1102M increased $272M as compared to the same quarter in the prior year. Sales of $10,198M increased $2179M or 27% and cost of sales of $9096M increased $1907M or 27%.

Sales Factors
-------------

Sales of stock continuous forms of $3227M increased $301M or 10%. The unit volume decreased 5% while the average sell price increased 16%. The closing of a competitive supplier has contributed to the increased revenue.

The sale of continuous custom products of $547M decreased $174M or 24%. The unit volume decreased 19% and the average sell price decreased 6%.

The sale of custom cutsheet products of $939M increased $135M or 17% on lower unit volume of 6% and increased average sell price of 23%.

Sales of the Company's Laser 3, DocuGard and HCFA product lines have increased $147K or 19%, from $776M to $923M. The increase in revenue is consistent with the Company's focus on this product line due to the higher margin and potential growth.

The consumer oriented products continue to gain strength as sales increased $995M or 43%. The increase was fueled by the increase in paper reams of $891M
or 87%.   This increase is a result of the strong sales of the Champion and
Hewlett Packard brand paper reams to key retailers. The sale of the Burlington value-added products decreased $113M or 9% during the quarter. This decrease is viewed as a timing issue as opposed to a trend.

The effect of consolidating the results of operations of Signature Corporation increased revenue $1253M for the quarter ending June 30, 2000.


Cost Factors
------------

The cost of sales for stock continuous forms of $2680M increased $198M or 8%. The increase in cost is slightly lower than the revenue increase reflecting higher margins of roughly 1.5%.

The cost of sales for custom continuous forms decreased $128M or 22% consistent with the decline in revenue.

The cost of sales for custom cut-sheet products increased $155M or 25%. The increase is higher than the revenue increase due to revised overhead rates and the full effect of increased paper costs not being passed through to the customers.

The cost of sales for the Laser 3, Docugard and HCFA product lines have increased $113M or 22%. The increase is slightly higher than the increase in sales reflecting lower margin due to pricing pressure.

The cost of sales for consumer products of $2648M increased $928M or 54%. The increased cost is at an accelerated rate in comparison to the revenue due to the change in product mix to lower margined products.

The effect of consolidating the results of operations of Signature Corporation increased costs of sales $1118M for the quarter ending June 30, 2000.

Nine Months Comparison

Gross profit for the nine months ended June 30, 2000 of $3392M represented an increase of $296M or 10% as compared to the same period in the prior year. Sales of $32,507M increased $6236M or 24% and cost of sales of $28,665M increased $5940M or 26%.

Sales Factors
-------------

Sales of stock continuous forms of $8834M decreased $866M or 9%. The decline in sales was due to a decline in unit volume of 22% offset by an increase in average sell price of 17%.

Sales of continuous custom products of $2030M decreased $92M or 4% consistent with the decline in unit volume.

Sales of custom cut sheets of $2899M increased $339M or 13% on lower unit volume of 5%. The increase is reflective of the increased paper costs.

Sales of the Laser 3, Docugard and HCFA product lines have increased $518M or 24%. The increase is due to an increase of 15% unit volume and 7% increase in sell price.

Sales of consumer products increased 52% during the period. Revenue of value-added products increased $1403M or 36%. Burlington Inkjet papers continue to gain market share as a result of higher sell-through in retail stores. Revenue of paper reams increased $2375M or 64%.

The effect of consolidating the results of operations of Signature Corporation increased revenue $3491M for the nine months ending June 30, 2000.

Cost Factors
------------

The cost of stock continuous form sales of $7449M decreased $899M or 11%. The decrease was at a slightly higher percentage than the sales decrease due to more favorable pricing.

The cost of sales for custom continuous forms of $1730M decreased $75M or 4%, consistent with the decline in revenue.

The cost of sales for custom cutsheets increased $468M or 25% on increased revenue of only 13%. The change is consistent with the reasoning in the three month comparison.

The cost of sales for consumer products increased $3439M or 59%. The increase in cost is accelerating at a more rapid pace than sales dollars resulting in a lower gross margin. This is a result of a change in product mix, primarily the sales of paper reams.

Labor inefficiencies and under utilization of capacities yielded a $128M increase in manufacturing costs.

Freight costs decreased $105M or 7% on increased sales of 24% due to tighter management controls on both the cost of shipping and the pass through of freight cost to the customer.

The effect of consolidating the results of operations of Signature Corporation increased cost of sales $3190M for the nine months ending June 30, 2000.

OPERATING EXPENSES
------------------

Three Months Comparison

Operating expenses of $1107M increased $346M or 45%. Selling and marketing expenses increase $36M or 8% primarily due to the Signature consolidation. General Administrative expenses increased $310M or 107%. The increase can be attributed to the reversal of an accrual in the amount of $200M related to a sales & use tax audit in June of 1999. Other increases can be attributed to Signature Corporation $58M, salaries $20M, telephone expense $15M and travel and entertainment of $6M.

Nine Months Comparison

Operating expenses of $3318M increased $636M or 23%. Selling expenses increased $81M or 6% while General Administrative expenses increased $555M or 41%.

The increase in sales expense is due the effect of consolidating Signature Corporation of $137M offset by a reduction in salary, benefits and travel entertainment of $56M.

The increase in General Administrative expenses is due to the sales tax reversal of $200M, Signature Corporation of $307M and other sundry expenses of $48M.

OTHER INCOME AND EXPENSES
-------------------------

Other income decreased $61M for the three months ending June 30, 2000. The decrease is due to lower investment income of $95M offset by other Signature income of $34M.

During the nine months ending June 30, 2000 other income increased $95M. The increase is related to higher investment income and other Signature income of $69M.

Interest expense decreased $51M or 87% for the nine months ending June 30, 2000. The decrease is a result of the Company operating without a working capital line of credit during fiscal 2000.



                       LIQUIDITY AND CAPITAL RESOURCES:
                       --------------------------------


Working Capital decreased $559M from $11,882M to $11,323M and cash and cash equivalents decreased $2191M during the nine months ended June 30, 2000.

Net cash used in operating activities was $840M. Accounts receivable decreased $625M as the terms on special seasonal dating became due and the average "days sales outstanding" was reduced during the period. Inventories increased $529M as the average sales increased during the nine months ended June 30, 2000. Accounts payable and accrued expenses decreased $1958M reflecting payments on past due obligations as the cash became available via the collections of the seasonal dating.

Net cash used in investing activities was $440M.

During the nine months ended June 30, 2000, the Company purchased net shares of 235,710 of its common stock at a cost of $497M. In addition, the Company declared and paid a special dividend which resulted in a reduction of stockholders equity in the amount of $339M.

The Company believes that it has sufficient resources to satisfy ongoing cash requirements for the next twelve months. The Company will meet short-term liquidity needs through cash provided operations and investing activities. This belief is based on certain assumptions, including the continuation of current operations and no extraordinary adverse events. On a long-term basis, the Company plans to continue to meet liquidity needs internally while investing in the growth of the business. If the Company can not meet these future liquidity needs internally, then they will seek external financing.

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

                               PARIS CORPORATION
                                    PART II
                               OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   Exhibits
               Computation of Primary Earnings Per Share
               Average Number of Common Shares
               Outstanding During the Period                    3,268,535
                                                                =========
         (b)   Reports on Form 8-K

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


                                    PARIS CORPORATION



                                    ___________________________
                                    Dominic P. Toscani, Sr.
                                    Chairman of
                                    the Board of Directors



                                    ____________________________
                                    William L. Lomanno
                                    Chief Financial Officer and
                                    Principal Accounting Officer



DATE:   August 11, 2000