Form 10-K
period 2000-09-30
PARIS CORP
filed 2000-12-28
CIK 789660

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required)

                   FOR FISCAL YEAR ENDED SEPTEMBER 30, 2000

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

                   700 HOBBS ROAD, WAYNE PENNSYLVANIA 19087
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

                                 Yes        No

                                 [X]       [_]

        The aggregate market value of the voting stock held by nonaffiliates of the registrant as of November 15, 2000 was $1,878,317.

        Number of shares of outstanding common stock as of November 15, 2000:
3,270,535 shares.

        Definitive Proxy Statement for the February 9, 2001 annual meeting of the stockholders has been filed within 120 days after the end of the fiscal year covered by this annual report.

ITEM 1 - BUSINESS
-----------------


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

  In January 1996, Paris changed its corporate name to Paris Corporation from Paris Business Forms, Inc.

  The Company converts mill paper rolls to business forms at its New Jersey manufacturing faculity and distributes office products, through a number of market channels including forms dealers, paper merchants, stationers, office product and computer superstores, consumer electronics retailers, buying groups, supermarkets, and drugstore chains from their New Jersey and Texas facilities. Products include stock and custom continuous forms; mill cut, value added, and custom cut sheets; paper handling products for small offices and home offices. Geographically the Company markets its products throughout the United States and Canada through Company sales representatives, independent representatives, brokers, dealers, and distributors.

  Traditionally, the principal focus of the business was the manufacturing of continuous forms designed to run on dot matrix and high speed impact printers. The Company serves the stock continuous forms market and the custom forms market, providing business forms to commercial businesses to specification. Laser and inkjet printer technology continues to replace impact printers and, accordingly, the Company's market for continuous forms is shrinking at a pace estimated at 10% per year. The negative growth is more accelerated in the retail market serving small business/home business customers since the printer equipment investment is minimal and easy to replace. As a result, the Company has been shifting its focus to the development, manufacture, and sale of value-added and custom cut sheet products used on laser and inkjet printers. Perfed, punched, lined, collated, colored, photo quality, and novelty cut sheet products have been added to the product line. The continuous forms products segment as a percentage of total sales has decreased from 50% to 43% to 37% in fiscal years 1998, 1999, and 2000, respectively. It is estimated that this segment will only account for 28% of total sales in fiscal 2001.

  The Burlington product line of value-added and cut sheet products targeted to the small office and home office user has continued to expand with various offerings to meet the everyday needs of inkjet and laser printer paper demand as well as specialty products for photographic quality and other applications requiring maximum color contrast and optimal ink absorption. Growth in this product segment is expected to be 30% in FY 2001.

  Signature Corporation ("Signature"), the 57% owned joint venture, distributes office products to the food and drug store markets. Formed in late 1992, Signature has continued to increase their stores served from 6,800 in 1996 to 12,000 in 2000. In August 1999, as a result of a stock tender by a Signature minority shareholder, the Company's interest in Signature increased to 57%.
This change in ownership percentage in Signature was accounted for as a purchase and Signature has been consolidated in the accompanying financial statements. Signature Corporation does experience seasonal fluctuation in their sales revenue. June, July and August represent approximately 35% of Signature's annual revenue.

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

SEGMENTS AND MAJOR CUSTOMERS
----------------------------

  The Company operates in three segments or lines of business, including stock continuous forms and cut sheets; custom continuous forms and cut sheets; consumer papers and office products. Financial information for each of the Company's segments including net sales, operating income, total assets, capital expenditures and sales to major customers, are included in the accompanying financial statements.

  For the year ended September 30, 2000, approximately 30% of the Company's sales were to one customer in the consumer segment. For the year ended September 30, 1999, approximately 20% of the Company's sales were to two customers in the consumer segment. No customer accounted for more than 10% of
stock or custom shipments in FY00.   There was one customer that accounted for
14% of the custom business in FY99.

EMPLOYEES
---------

  As of September 30, 2000, the Company employed approximately 115 people in manufacturing, sales and administrative functions in its corporate offices and plants in New Jersey and Texas.


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

MANUFACTURING
-------------

  The Company's custom paper products are manufactured in the New Jersey plant on seven presses and one collator. The presses provide the Company with the ability to produce a wide variety of forms. Each piece of machinery requires a skilled operator; support personnel are required on some equipment. The custom forms operation runs primarily three shifts per day, with individual equipment varying. The estimated capacity of the custom business is approximately $12.5 million in sales at current prices.

  The Company's stock form business is manufactured in New Jersey on three presses. The majority of the stock forms are produced to be sold from inventory. Each press is also capable of producing customized computer paper or stock forms upon order. The stock operation is two shifts per day, five days per week, with overtime on an as-needed basis. The estimated annual capacity of the stock business is approximately $25 million in sales at current prices

  The Company's equipment is very well suited to produce nearly all of the forms products required by a forms distributor or retailer. The Company continues to monitor any new product requirements of its forms distributors and assess what new equipment or equipment modifications are required to produce the products.

OPERATIONS
----------

  The Company rents a 125,000 square foot plant and corporate office in Burlington, New Jersey and leases a 20,000 square foot warehouse in Fort Worth, Texas. There are no union affiliations among employees at the two locations.

  During the year ended September 30, 2000, the Company operated 7 custom presses, 3 stock presses, and 1 collator. The Company is evaluating the needs for an additional equipment to increase capacity in the custom plant.

  Utilization of production capacity approximated 60% in New Jersey .

  Custom forms capacity continues to be converted from roll to sheeting capability as demand shifts from continuous to cut sheet custom forms. Currently, 65% of custom capacity is directed to cut sheets.

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


ITEM 2 - PROPERTIES

  In May 1998, the Company entered into a contract to sell the office and production facility in New Jersey for a total price of $4,500,000. In addition, the Company entered into an agreement to lease the facility back for a period of three years plus, at the Company's option, an additional two three-year renewal periods. The Company has no obligation to renew the lease beyond its original term. The total gain of $1,070,661 has been deferred and is being recognized over the term of the original lease in the monthly amount of $29,741. The amount of the gain deferred at September 30, 2000 was $218,891. The total gain recognized to date was $851,770 at September 30, 2000. The lease calls for monthly rental payments of $41,667 over the term of the lease.

  The Fort Worth, Texas facility was sold in June 1994 and replaced by a 45,000 square foot leased facility. In October 1999 the lease was modified, and the Company signed a three year lease reducing the facility to 20,000 square feet.

ITEM 3 - LEGAL PROCEEDINGS

  The Company is involved in an alleged patent infringement lawsuit. The plaintiff is seeking treble damages in excess of $100,000 against the Company and other named defendants. Management cannot predict the outcome of the lawsuit or estimate the amount of loss that may result, if any. Accordingly, no provision for any contingent liability that may result from this matter has been made in the consolidated financial statements. Management has referred the claim to its insurance carrier, however, no determination has been made as of December 29, 2000 as to whether this alleged claim is covered by the Company's insurance policy. Legal counsel has not yet been retained, pending the determination by the insurance company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the year ended September 30, 2000.

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

                                         RANGE OF SALE PRICES
                                         --------------------

                               2000 FISCAL YEAR       1999 FISCAL YEAR
                               ----------------       ----------------

                                HIGH      LOW          HIGH         LOW
First Quarter                  2.250     1.750        2.375        1.750
Second Quarter                 2.625     1.938        2.219        1.750
Third Quarter                  2.125     1.875        2.312        2.000
Fourth Quarter                 2.375     1.781        2.437        2.125

The approximate number of shareholders of record as of December 15, 2000 was 200.

The registrar and transfer agent is Chase Mellon Shareholder Services.

In January of 1999 the Company issued a $0.20 per share special dividend. In March of 2000 the company issued a $0.10 per share special dividend. Currently it is undetermined if the Company will declare any future dividends.

ITEM 6 - SELECTED FINANCIAL DATA

  The following selected financial data are derived from the financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the financial statements and related notes thereto included herein in
Item 8.

                        FOR THE YEAR ENDED SEPTEMBER 30,
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                       2000          1999           1998          1997          1996
                                       ----          ----           ----          ----          ----
NET SALES                           $43,011       $35,433        $34,864       $51,674       $57,442
INCOME (LOSS)
FROM OPERATIONS                         253           266           (763)       (3,372)       (5,495)

NET INCOME (LOSS)                       663           961            (16)       (2,469)       (3,401)

BASIC EARNINGS (LOSS)
PER SHARE                               .20           .27         (0.004)        (0.68)         (.92)

DILUTED EARNINGS (LOSS)
PER SHARE                               .20           .27         (0.004)        (0.68)         (.92)

TOTAL ASSETS                         19,278        21,419         20,570        23,477        28,741

WORKING CAPITAL                      12,120        11,698         12,426         9,999        12,048

LONG TERM DEBT
(excluding current portion)               0             0              0             0             0

SHAREHOLDERS' EQUITY                 14,419        14,587         14,356       $14,701       $17,184

CASH DIVIDENDS PER SHARE                .10           .20           NONE          NONE          NONE


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. ($ in thousands, except statistical data)

The following discussion should be read in conjunction with the financial statements, including the related notes.

Liquidity and Capital Resources

   Working capital at the end of fiscal years 2000, 1999 and 1998 was $12,120, $11,698 and $12,426, respectively. Working capital increased $422 during the fiscal year ended September 30, 2000.

   Net cash provided by operating activities was $359. Accounts receivable decreased $383 due to a reduction in "Days Sales Outstanding" during fiscal year 2000 and less sales volume in September 2000 versus September 1999. Inventories decreased $305 as the Company focused on reducing inventory levels and improving cash flow. Accounts payable and accrued expenses decreased $1,050 from $5,197 to $4,147 as Signature Corporation reduced its trade payables from $1,069 to $438.

   Net cash used in investing activities was $502. The Company made an investment of $500 during the year in a limited partnership interest. Net investments during fiscal year 2000 were $318. The Company expended $200 for the purchase of equipment. The purchases related primarily to additions and improvements in production equipment and the Company's Information Service and telecommunications infrastructure.

   Net cash used in financing activities was $909. The Company purchased 237,710 shares of its common stock for $501. See Note 16 in the Notes to the Consolidated Financial Statements for additional information. In March 2000, the Company paid a special dividend. The special dividend resulted in a reduction of stockholders' equity of $328. In addition, Signature Corporation paid a note payable in the amount of $84.

   The Company believes that it has sufficient resources to satisfy ongoing cash requirements for the next twelve months. The Company will meet short-term liquidity needs through cash provided by operations and investing activities.
In addition, the Company secured a revolving line-of-credit with a bank for $3,500 in October 2000. See Note 7 in the Notes to the Consolidated Financial Statements for additional information.

2000 compared to 1999

   Net sales for the fiscal year ended September 30, 2000 increased 21% or $7,579. The increase was driven by the continued growth of the Consumer segment, which had increased revenue of 37% or $4,453. The growth is a result of increased distribution and the launching of new products. The commercial segment had a decrease in revenue of 2% or $554. Continuous Forms decreased $704 and Commercial cut sheets decreased $725. These declines were offset by an increase in revenue of $875 in the other commercial product lines such as Custom cut sheets, Laser 3 and DocuGard. Sales allowances and rebates increased $475 due to the increased revenue in the Consumer Segment. The effect of consolidating the results of operation of Signature Corporation increased revenue $4,155 for the year ended September 30, 2000.

   Cost of sales for the fiscal year ended September 30, 2000 increased 23% or $7,163. Cost of sales increased 2% over the increase in sales revenue due primarily to product mix in the Consumer segment. Offsetting these factors was lower freight costs as a percentage of sales. Freight expense remained flat on increased sales of 21% due to the better management in controlling these costs.

   Gross profit increased $416 or 10% in fiscal 2000 from $4,074 to $4,490 due to the above factors.

   Selling expenses, marketing costs and administrative expenses increased $430 in fiscal 2000 primarily due to the effect of consolidating Signature Corporation, which was $404. Other SG&A expenses increased $26 due to (1) a decline in sales salaries of $70; (2) increased marketing costs of $48 related to the growth in the Consumer Segment; (3) increased administrative costs of $48 related to increased salary and telecommunication expense offset by Y2K expenses incurred in FY99.

   Interest expense decreased $51 due to the pay off of the working capital line in January of 1999.

   Other income, net in fiscal 2000 decreased $240 due to (1) decreased gain on sale of investments and limited partnerships of $363; (2) debt forgiveness income of $129 and (3) other expenses, net of $6.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS:                                     PAGE

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2000 AND 1999            11

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
  (LOSS) FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998         12

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY FOR
  THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998                     13

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS
  ENDED SEPTEMBER 30, 2000, 1999 AND 1998                               14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         15 - 31

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                         31

INDEPENDENT AUDITORS' REPORT                                            32


  FINANCIAL STATEMENT SCHEDULES NOT INCLUDED IN THIS FORM 10-K HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

                      PARIS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------
                                                                                        September 30,
                                                                                -----------------------------
                                                                                    2000            1999
                                                                                -----------   ---------------
Assets
Current Assets:
 Cash and cash equivalents                                                      $ 2,828,114       $ 3,879,929
 Investments:
     Available for sale                                                           3,685,739         1,569,927
     Held to maturity                                                                     -         1,996,960
     Other                                                                          611,000                 -
 Accounts receivable, net of allowance for doubtful accounts of
     $373,585 in 2000 and $453,600 in 1999                                        5,422,198         5,958,605
 Inventories                                                                      3,861,964         4,166,890
 Refundable income taxes                                                                  -           190,252
 Prepaid expenses                                                                   321,389            58,530
 Deferred tax asset                                                                 163,581           396,400
                                                                                -----------   ---------------
        Total current assets                                                     16,893,985        18,217,493

Investments
 Available for sales                                                                250,628                 -
 Held to maturity                                                                         -           500,000

Property and equipment, net                                                       1,590,179         1,941,572

Deferred tax asset                                                                  129,308           196,270

Other assets                                                                        413,451           563,518
                                                                                -----------   ---------------
         Total Assets                                                           $19,277,551       $21,418,853
                                                                                ===========   ===============

Liabilities and Shareholders' Equity
Current Liabilities:
 Note payable                                                                   $     8,951       $    92,787
 Accounts payable and accrued expenses                                            4,146,610         5,196,803
 Accrued payroll and related expenses                                               297,179           699,554
 Income taxes payable                                                                95,134            44,400
 Deferred tax liability                                                               7,286                 -
 Current portion of deferred revenue                                                218,891           485,886
                                                                                -----------   ---------------
        Total current liabilities                                                 4,774,051         6,519,430

Deferred revenue, net of current portion                                                  -           218,891
                                                                                -----------   ---------------
         Total liabilities                                                        4,774,051         6,738,321
                                                                                -----------   ---------------
Minority interest                                                                    84,460            93,989
                                                                                -----------   ---------------

Commitments and Contingencies

Shareholders' Equity:
 Common stock, $.004 par value;
 Authorized 10,000,000 shares; Issued 3,937,517 shares                               15,751            15,751
 Additional paid-in capital                                                       8,588,243         8,588,243
 Accumulated other comprehensive loss                                               (75,800)          (66,346)
 Retained earnings                                                                8,383,868         8,049,086
                                                                                -----------   ---------------
                                                                                 16,912,062        16,586,734

 Less common stock held in treasury, at cost; 666,982
     shares in 2000 and 433,272 shares in 1999                                    2,493,022         2,000,191
                                                                                -----------   ---------------
          Total shareholders' equity                                             14,419,040        14,586,543
                                                                                -----------   ---------------
          Total Liabilities and Shareholders' Equity                            $19,277,551       $21,418,853
                                                                                ===========   ===============

                See notes to consolidated financial statements

                      PARIS CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------

                                                                         Year ended September 30
                                                                         -----------------------
                                                                  2000             1999              1998
                                                                  ----             ----              ----
Net sales                                                      $43,011,083      $35,432,551       $34,863,609
                                                               -----------      -----------       -----------

Costs and expenses:
 Cost of products sold                                          38,520,851       31,358,303        31,851,996
 Selling expenses                                                2,093,009        1,802,100         1,639,866
 General and administrative expenses                             2,144,497        2,005,711         2,135,234
 Interest expense                                                    6,754           57,995           272,473
 Other income, net                                              (1,010,246)      (1,250,466)         (874,617)
                                                               ------------     ------------      ------------

     Total costs and expenses                                   41,754,865       33,973,643        35,024,952
                                                               ------------     ------------      ------------

Income (loss) before income tax (expense) benefit and
 minority interest                                               1,256,218        1,458,908          (161,343)

Income tax (expense) benefit                                      (602,880)        (547,759)          145,562
                                                               ------------     ------------      ------------

Income (loss) before minority interest                             653,338          911,149           (15,781)

 Minority interest                                                   9,529           49,581                 -
                                                               -----------      -----------       ------------

Net income (loss)                                                  662,867          960,730           (15,781)
                                                               -----------      -----------       ------------

Other comprehensive income
    Unrealized gain (loss) on securities arising during
     the period, net of taxes of $7,600 in 2000, $39,400
     in 1999 and $100,100 in 1998                                   19,785           58,525          (227,983)
   Reclassification adjustment for (gains)
      losses included in net income (loss)                         (29,239)          38,541            40,501
                                                               ------------     ------------      ------------

   Total other comprehensive income (loss)                          (9,454)          97,066          (187,482)
                                                               ------------     ------------      ------------

Total comprehensive income (loss)                              $   653,413      $ 1,057,796       $  (203,263)
                                                               ============     ============      ============

Basic earnings (loss) per share                                $     0.199      $     0.272*      $   $(0.004)
                                                               ============     ============      ============

Diluted earnings (loss)  per share                             $     0.199      $     0.272*      $    (0.004)
                                                               ============     ============      ============

*Restated, Note 2

                    See notes to consolidated financial statements

                      PARIS CORPORATION AND SUBSIDIARIES
          CONSOLIDATION STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

      ------------------------------------------------------------------------------------------------------------------------------
                                                    Additional   Accumulated Other
                                    Common Stock     Paid - In     Comprehensive   Retained       Treasury Stock
                                  Shares   Amount     Capital      Income (Loss)   Earnings     Shares      Amount        Total
                                  ------   ------     -------      -------------   --------     ------      ------        -----
Balance, October 1, 1997        3,937,517  $15,751   $8,588,243     $  24,070     $7,812,962   (308,086)  $(1,739,736)  $14,701,290

Purchase of 86,786 treasury
 shares                                 -        -            -             -              -    (86,786)     (166,501)     (166,501)

Issuance of 12,000 treasury
 shares                                 -        -            -             -              -     12,000        24,000        24,000

Net loss                                                                             (15,781)                               (15,781)

Other comprehensive loss                -        -            -      (187,482)             -          -             -      (187,482)
                                -------------------------------     ---------     -------------------------------------------------

Balance, September 30, 1998     3,937,517   15,751    8,588,243      (163,412)     7,797,181   (382,872)   (1,882,237)   14,355,526

Purchase of 61,800 treasury
 shares                                 -        -            -             -              -    (61,800)     (141,454)     (141,454)

Issuance of 11,400 treasury
 shares                                 -        -            -             -              -     11,400        23,500        23,500

Dividends paid ($0.20 per
 share)                                 -        -            -             -       (708,825)         -             -      (708,825)

Net income                              -        -            -             -        960,730                                960,730

Other comprehensive income              -        -            -        97,066              -          -             -        97,066
                                -------------------------------     ---------     -------------------------------------------------

Balance, September 30, 1999     3,937,517   15,751    8,588,243       (66,346)     8,049,086   (433,272)   (2,000,191)   14,586,543

Purchase of 237,710 treasury
 shares                                 -        -            -             -              -   (237,710)     (501,081)     (501,081)
                                                                                                                            -------

Issuance of 4,000 treasury
 shares                                 -        -            -             -              -      4,000         8,250         8,250

Dividends paid ($0.10 per
 share)                                 -        -            -             -       (328,085)         -             -      (328,085)

Net income                              -        -            -             -        662,867          -             -       662,867

Other comprehensive loss                -        -            -        (9,454)             -          -             -        (9,454)
                                -------------------------------     ---------     -------------------------------------------------

Balance, September 30, 2000     3,937,517  $15,751   $8,588,243     $ (75,800)    $8,383,868   (666,982)  $(2,493,022)  $14,419,040
                                =========  =======   ==========     =========     ==========   ========   ===========   ===========

                See notes to consolidated financial statements

                      PARIS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                                     Year Ended September 30
                                                                         --------------------------------------------------
                                                                              2000              1999               1998
                                                                          -----------        -----------        -----------
Cash flows from operating activities
 Net income (loss)                                                        $   662,867        $   960,730        $   (15,781)
                                                                          -----------        -----------        -----------
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization                                             727,684            555,660            769,618
    Gain on sale of property and equipment                                   (372,887)          (371,718)          (122,975)
    Gain on sale of investments                                               (48,289)          (366,683)           (61,366)
    Debt forgiveness income                                                  (128,999)                 -                  -
    Equity in limited partnership interests                                  (123,574)          (168,500)          (461,316)
    Provision for doubtful accounts                                           153,065            115,100            120,000
    Equity in (gain) loss of investment in joint venture                            -            (75,183)            46,958
    Deferred income tax (benefit) expense                                     307,067            266,650           (581,000)
    Minority interest                                                          (9,528)           (49,581)                 -
    Noncash compensation                                                        4,250                  -                  -
    (Increase) decrease in assets:
      Accounts receivable                                                     383,342         (1,289,244)           989,923
      Inventories                                                             304,926            103,424          1,136,036
      Refundable income taxes                                                 190,252           (190,252)           922,078
      Prepaid expenses                                                       (262,859)           (15,867)            41,606
      Other assets                                                            (26,166)           (45,506)            39,669
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                                (1,050,195)         1,213,260         (1,057,674)
      Accrued payroll and related expenses                                   (402,375)           179,238            (72,669)
      Income taxes payable                                                     50,734           (193,475)           237,875
                                                                          -----------        -----------        -----------
Total adjustments                                                            (303,552)          (332,677)         1,946,763
                                                                          -----------        -----------        -----------
Net cash provided by operating activities                                     359,315            628,053          1,930,982
                                                                          -----------        -----------        -----------

Cash flows from investing activities
 Decrease (increase) in restricted cash                                             -          2,140,338         (2,140,338)
 Proceeds from sale of investments                                            968,783          3,964,583            588,635
 Purchase of investments                                                   (1,286,853)        (2,760,065)        (1,274,464)
 Proceeds from sale of property and equipment                                  16,000                  -          4,310,688
 Purchase of property and equipment                                          (200,058)          (911,904)          (468,481)
 Acquisition of majority interest in investee, net of cash acquired                 -             39,171                  -
                                                                          -----------        -----------        -----------
Net cash provided by(used in) investing activities                           (502,128)         2,472,123          1,016,040
                                                                          -----------        -----------        -----------

Cash flows from financing activities
 Repayment of note payable                                                    (83,836)            (7,843)                 -
 Sales of treasury stock                                                        4,000             23,500             24,000
 Purchase of treasury stock                                                  (501,081)          (141,454)          (166,501)
 Repayments of note payable, bank                                                   -         (2,459,052)        (1,472,968)
 Dividends paid                                                              (328,085)          (708,825)                 -
                                                                          -----------        -----------        -----------
Net cash used in financing activities                                        (909,002)        (3,293,674)        (1,615,469)
                                                                          -----------        -----------        -----------

Net increase (decrease) in cash and cash equivalents                       (1,051,815)          (193,498)         1,331,553

Cash and cash equivalents, beginning of year                                3,879,929          4,073,427          2,741,874
                                                                          -----------        -----------        -----------
Cash and cash equivalents, end of year                                    $ 2,828,114        $ 3,879,929        $ 4,073,427
                                                                          ===========        ===========        ===========

SUPPLEMENTAL Disclosures of Cash Flow Information
   Interest paid                                                          $    53,754        $    66,711        $   277,773
   Income taxes paid (refunded)                                           $    45,030        $   430,684        $  (740,465)

                See notes to consolidated financial statements

                      PARIS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1         Paris Corporation and Subsidiaries (collectively, the "Company")
Nature of      manufacture stock and custom business forms, provide value added
Operations     services to cut sheet products, and distribute plastic and office products and computer/printer peripheral products. The Company manufactures stock and custom forms in Burlington, New Jersey.
               The Company markets through retailers, resellers, and dealers throughout the United States and Canada.



NOTE 2         Principles of Consolidation
               ---------------------------
Summary of
Significant    The consolidated financial statements include the accounts of the
Accounting     Company and its wholly-owned and majority owned subsidiaries. All
Policies       material intercompany transactions and balances have been
               eliminated.

               Use of Estimates
               ----------------

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

               Cash and Cash Equivalents
               -------------------------

               Cash and cash equivalents includes cash on deposit, money market accounts and securities maturing in 90 days or less.

               Financial Instruments
               ---------------------

               The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses, and note payable approximate their fair values as of September 30, 2000 and 1999.

               Investments
               -----------

               Management determines the appropriate classification of investment securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The classification of those securities and the related accounting policies are as follows:

                   .  Available-for-Sale Securities

               Available-for-sale securities consist of marketable equity and debt securities not classified as trading securities. Available-for-sale securities are stated at fair value based on quoted market prices and unrealized holding gains and losses are reported as a separate component of

                       PARIS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 2         Investments (continued)
               -----------------------
Summary of
Significant      .  Available-for-Sale Securities (continued)
Accounting
Policies       shareholders' equity, net of tax, except for permanent
(continued)    impairments in value which are recognized in current earnings.
               Realized gains and losses are included in income.

                 .  Held-to-Maturity Securities

               Held-to-maturity securities consist of marketable debt securities that the Company has the intent and ability to hold to maturity and are reported at amortized cost.

                 .  Other


               The Company accounts for investments in limited partnerships under the equity method of accounting.

               Inventories
               -----------

               Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method (FIFO).

               Property and Equipment
               ----------------------

               Property and equipment are stated at cost. Expenditures for renewals and betterments which increase the useful life or capacity of property and equipment are also capitalized at cost. Expenditures for repairs and maintenance are charged to expense as incurred. Gain or loss on the retirement or disposal of capital assets is included in income in the period of disposal.

               Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation was $483,841, $531,817 and $769,618 for the years ended September 30, 2000, 1999 and 1998, respectively.

               Other Assets
               ------------

               The Company provides display racks to its resellers for the display of its goods in stores. These display racks are amortized on the straight-line method over eighteen months commencing when the display racks are shipped to the resellers. Amortization was $243,843 and $23,843 for the years ended September 30, 2000 and 1999, respectively.

                      PARIS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 2         Per Share Data
Summary of     --------------
Significant
Accounting     The following table sets forth the computation of basic earnings
Policies       (loss) per share for the years ended September 30, 2000, 1999 and
(continued)    1998:

                                                      2000             1999             1998
                                                     -------          ------           -------
                                                                    (Restated)
                                                                    ----------
                                                                     (Note 2)
                                                                     --------
               Numerator
                 Net income (loss) available
                   to common shareholders            $  662,867      $  960,730        ($   15,781)
               Denominator
                 Weighted-average shares
                   outstanding                        3,323,811       3,526,087          3,554,654

               Basic earnings (loss) per share       $    0.199      $    0.272        ($    0.004)

               The following table sets forth the computation of diluted earnings (loss) per share for the years ended September 30, 2000, 1999 and 1998:

                                                      2000             1999             1998
                                                     -------          ------           -------
                                                                    (Restated)
                                                                    ----------
                                                                     (Note 2)
                                                                     --------
               Numerator
                 Net income (loss) available
                   to common shareholders            $  662,867      $  960,730        ($   15,781)
               Denominator
                 Adjusted weighted-average
                   shares outstanding                 3,326,647       3,538,398          3,554,654

               Diluted earnings (loss) per share     $    0.199      $    0.272        ($    0.004)

               The anti-dilutive effect of conversion of the Company's stock options causes such conversion to be excluded from the computation of diluted loss per share for the year ended September 30, 1998.

               Stock-Based Compensation
               ------------------------

               As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"). Under APB 25, no compensation expense is recognized at the time of option grant because the exercise price of the Company's employee stock option equals the fair market value of the underlying common stock on the date of grant.

                       PARIS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2         Income Taxes
Summary of     ------------
Significant
Accounting     The Company accounts for income taxes under the liability method.
Policies       Under this method, deferred tax assets and liabilities are
(continued)    determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

               Comprehensive Income (Loss)
               ---------------------------

               Comprehensive income (loss) consists of net income (loss) and unrealized gains and losses on certain investments in marketable debt and equity securities and is presented in the consolidated statement of operations and comprehensive income (loss). Other comprehensive income (loss) is net of realized gains and losses included in net income (loss). Accumulated other comprehensive loss is net of related deferred income taxes and is presented as a component of shareholders' equity.

               Accounting Pronouncements
               -------------------------

               In May, 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS No. 137"), which defines the effective date of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133"). SFAS No. 133 establishes standards for derivative instruments and hedging activities to be recognized as either assets or liabilities and to measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 138 is effective for financial statements relating to fiscal years beginning after June 15, 2000. The adoption of the amended provisions of SFAS No. 133 will have no impact on the Company's results of operations, financial position or cash flows.

               Restatement and Reclassifications
               ---------------------------------

               Subsequent to the issuance of the consolidated financial statements for the year ended September 30, 1999, it was discovered that the calculations of the weighted average shares outstanding used in the determination of basic and diluted earnings per share were incorrect. The 1999 financial statements have been restated to correct this error.

                       PARIS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 2         Restatement and Reclassifications (continued)
               ---------------------------------
Summary of
Significant                                             Previously       As
Accounting                                               Reported     Corrected
Policies                                                -----------  ----------
continued)     Basic Earnings Per Share
                  Weighted average shares outstanding    3,911,165    3,526,087
                  Earnings per share                    $    0.246   $    0.272

               Diluted Earnings Per Share
                  Adjusted weighted average shares
                    outstanding                          4,086,465    3,538,398
                  Earnings per share                    $    0.235   $    0.272


               Pro forma calculations of earnings per share for 1999 contained in footnotes 3 and 10 have also been restated.

               Errors in the presentation of the activity in the stock option plan for the years ended September 30, 1999 and 1998 were also discovered. The summary of activity contained in footnote 10 has been restated to correct these errors.

               Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the presentation for 2000.

NOTE 3 Prior to August 31, 1999, Paris Corporation held a 44% interest Investment in in Signature Corporation ("Signature") which was accounted for
Signature      using the equity method of accounting. In September, 1999, as a
Corporation    result of a stock tender by a Signature minority shareholder, the
               Company's interest in Signature increased to 57%. This change in ownership percentage in Signature was accounted for as a purchase and Signature has been consolidated in the accompanying financial statements. The results of operations of Signature have been included in the accompanying 1999 consolidated statement of operations for the month of September, 1999. Signature is a wholesaler of plastic and other office products.

                      PARIS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 3              The following pro forma results of operations information
Investment in       has been prepared to give effect to the purchase as if such
Signature           transaction had occurred at the beginning of the period
Corporation         presented. The information presented is not indicative of
(continued)         results of future operations of the combined companies.


                                           Pro forma Results of Operations
                                                     (Unaudited)


                                                                           Years Ended September 30
                                                                    -----------------------------------------

                                                                            1999                   1998
                                                                    -----------------       -----------------
                                                                        (Restated)
                                                                    -----------------
                                                                         (Note 2)
                                                                    -----------------
                    Net sales                                             $41,489,656             $40,254,723
                    Net income                                            $   924,482             $     1,115
                    Basic earnings per share                              $     0.262             $    0.0003
                    Diluted earnings per share                            $     0.261             $    0.0003
                    Weighted average shares, basic                          3,526,087               3,554,654
                    Adjusted weighted average shares, diluted               3,538,398               3,554,654

NOTE 4              Investments as of September 30, 2000 and 1999 are summarized
Investments         as follows:

                                                            2000                                     1999
                                              --------------------------------      --------------------------------------

                                                Fair Value            Cost             Fair Value               Cost
                                              -------------      -------------      ----------------      ----------------
                    Available for sale
                      Stocks                   $1,410,402           $1,367,193         $1,030,534            $1,052,374
                      Mutual funds                598,166              778,389            539,393               621,219
                      U.S. treasuries
                      and bonds                   167,655              165,073                  -                     -
                      Corporate
                      bond and
                      notes                     1,509,516            1,497,575                  -                     -
                                              -------------      -------------      ----------------      ----------------

                      Total                    $3,685,739           $3,808,230         $1,569,927            $1,673,593
                                              =============      =============      ================      ================

                    Noncurrent
                      Corporate
                      notes
                      maturing
                      December 19,
                      2001                    $   250,628           $  250,937         $        -            $        -
                                              =============      =============      ================     =================

                      PARIS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 4                                                      2000                                     1999
                                           --------------------------------------      --------------------------------
Investments
(continued)                                    Amortized                                  Amortized
                       (continued)                Cost               Fair Value             Cost            Fair Value
                                           ----------------      ----------------      -------------      -------------
                       Held to maturity
                         Current
                           U.S.
                           treasuries
                           and bonds         $            -        $            -         $1,486,917         $1,486,917
                           Corporate
                           bonds and
                           notes                          -                     -            510,043            510,043

                                           ----------------      ----------------      -------------      -------------
                       Total                 $            -        $            -         $1,996,960         $1,996,960
                                           ================      ================      =============      =============

                       Noncurrent
                         Corporate
                         bonds and
                         notes               $            -        $            -         $  500,000         $  500,000
                                            ================      ================      =============      =============

                   The fair value of the Companies' available for sale investments is net of margin loans of $886,554 and $170,942 as of September 30, 2000 and 1999, respectively.

                   Gross unrealized holding gains and losses as of September 30, 2000 and 1999 are as follows:
                                                                           2000                 1999
                                                                       ------------         ------------
                       Gross unrealized gains
                             Stocks                                        $ 56,128             $ 18,516
                             Mutual funds                                     9,055                  872
                             U.S. treasury and bonds                         14,524                    -

                       Gross unrealized losses
                             Stocks                                   (       2,049)       (      41,228)
                             Mutual funds                             (     200,149)       (      81,826)
                             Corporate bonds and notes                (         309)                   -
                                                                       ------------         ------------
                       Total                                          (    $122,800)       (    $103,666)
                                                                       ============         ============

                   Proceeds from the sale of securities classified as available-for-sale for the years ended September 30, 2000, 1999 and 1998 were $968,783, $460,699 and $588,635, respectively. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification:

                                                                        Year Ended September 30
                                                         --------------------------------------------------
                                                             2000                1999               1998
                                                         ------------         ----------         ----------
                       Gross realized gains                  $201,374            $ 4,614            $85,701
                                                         ============         ==========         ==========
                       Gross realized losses            (    $153,085)       (   $69,755)       (   $24,335)
                                                         ============         ==========         ==========

                   PARIS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 4                  Other Investments
Investments             -----------------
 (continued)
                        Other investments consist of interests in limited partnerships. The limited partnerships invest in publicly traded securities with readily determinable market values. The Company accounts for these investments utilizing the equity method of accounting.
                        Income and losses are recorded based on the Company's beneficial interest. The limited partnership interests were $2,903,559 in 1998. The limited partnership interests were sold during 1999 for gross proceeds of $3,503,884 which resulted in a gross realized gain of $431,824. During 2000, the Company reinvested $500,000 in one of the Limited Partnerships which resulted in a recognized gain of $111,000.

NOTE 5                 Inventories as of September 30, 2000 and 1999 consist of
Inventories            the following:

                                                        2000              1999
                                               -------------     -------------

                       Raw materials              $1,473,441        $1,370,474
                       Work in progress              180,430            61,562
                       Finished goods              2,208,093         2,734,854
                                               -------------     -------------

                                                  $3,861,964        $4,166,890
                                               =============     =============

NOTE 6                 Property and equipment as of September 30, 2000 and 1999
Property and           consist of the following:
Equipment

                                                                  2000             1999
                                                         -------------    -------------
                       Building improvements                $   18,445       $   18,445
                       Machinery and equipment               9,071,014        9,065,261
                       Furniture and fixtures                  377,095          377,095
                       Automobiles and trucks                  154,585          155,055
                                                         -------------    -------------
                                                             9,621,139        9,615,856

                       Less accumulated depreciation         8,030,960        7,674,284
                                                         -------------    -------------

                                                            $1,590,179       $1,941,572
                                                         =============    =============

                   PARIS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7 The Company had a revolving line-of-credit with a bank Note Payable, Bank and that expired in January,1999.
Subsequent
Event In October, 2000, Paris Business Products, Inc. agreed to a revolving line-of-credit with a bank for $3,500,000. Borrowings as of November 21, 2000 were $2,900,000. The line bears interest at the prime rate (9.5% as of November 21, 2000) and expires September 30, 2001. The line contains financial covenants including minimum working capital requirements, debt to equity limitations, cash flow requirements, and other covenants and is collateralized by all of the assets of Paris Business Products, Inc.

NOTE 8                  In connection with the Signature stock tender (see Note
Note Payable            3), Signature converted$100,630 of accounts payable into
                        a promissory note. The note is payable monthly in installments of $9,059 with interest at 14.5%. The outstanding balance was $8,951 and $92,787 as of September 30, 2000 and 1999, respectively. The note was paid in October, 2000.

NOTE 9                  The composition of the (expense) benefit for income
Income Taxes            taxes for the years ended September 30, 2000, 1999 and
                        1998 is as follows:

                                                2000            1999            1998
                                           -----------       ----------       ----------
                       Current
                         Federal            ($181,067)       ($206,709)       ($237,875)
                         State              ( 114,746)       (  74,400)               -
                                           -----------       ----------       ----------

                         Total current      ( 295,813)       ( 281,109)       ( 237,875)
                                           -----------       ----------       ----------

                       Deferred
                         Federal            ( 411,480)       ( 196,077)         234,068
                         State                104,413        (  70,573)         149,369
                                           -----------       ----------       ---------

                         Total deferred     ( 307,067)       ( 266,650)         383,437
                                           -----------       ----------       ---------

                                            ($602,880)       ($547,759)        $145,562
                                           ===========       ==========       =========

                      The 2000 state deferred tax benefit considers the anticipated realization of the carryforward of certain state net operating losses. The Company has state net operating loss carryforwards of approximately $11,600,000, available to offset future state taxable income. The state net operating loss carryforwards expire in the years 2000 through 2005.

                      PARIS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 9          Reconciliations of income taxes with the amounts that
Income Taxes    would result from applying the U.S. statutory rate are
(continued)     as follows:

                                                     2000                 1999                 1998
                                                 ------------         ------------         -----------
                (Expense) benefit at
                    statutory rates               ($427,114)           ($481,740)            $ 54,858
                State income taxes, net of
                    federal income tax benefit    (  75,864)           (  74,400)              11,650
                Prior year over (under)
                    accruals                              -            (  11,250)              79,054
                Tax on deferred partnership
                    investment income             ( 109,909)                   -                    -
                Other, net                           10,007               19,631                    -
                                                 -----------           ----------           ----------
                Income tax (expense) benefit      ($602,880)           ($547,759)            $145,562
                                                 ===========           ==========           ==========


                The components of the net deferred tax asset as of September 30, 2000 and 1999 are as follows:

                                                                 2000                  1999
                                                             -------------         -------------
                Inventory reserves                              $  146,200            $  231,300
                Allowance for doubtful accounts                    201,800               143,000
                Reserve accruals                                    40,500                42,400
                Gain on sale of building                            96,100               218,800
                Unrealized loss on securities                       39,300                39,400
                Other                                                    -               222,300
                Limited partnership income                      (   46,600)           (   80,600)
                Depreciation                                    (  325,500)           (  241,800)
                State net operating loss                         1,047,200             1,030,400
                Federal net operating loss                         689,588               630,250
                                                             -------------         -------------
                    Total                                        1,888,588             2,235,450

                Less valuation allowance                         1,602,985             1,642,780
                                                             -------------         -------------
                    Net deferred tax asset                      $  285,603            $  592,670
                                                             =============         =============

                      PARIS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 9           These amounts have been presented in the consolidated financial
Income Taxes     statements as follows:
(continued)

                                                        2000            1999
                                                      --------        --------

                 Current deferred tax asset           $163,581        $396,400
                 Noncurrent deferred tax asset         129,308         196,270
                 Current deferred tax liability         (7,286)            -
                                                      --------        --------

                                                      $285,603        $592,670
                                                      ========        ========

                 The change in the valuation allowance is related in part to the recognition of the tax benefits of certain state net operating loss carryforwards. The valuation allowance increased $661,980 in the year ended September 30, 1999 and decreased $39,795 in the year ended September 30, 2000.

NOTE 10          In November, 1995, the Board of Directors adopted the Company's
Stock Option     1995 Stock Option Plan to permit the issuance of incentive
Plan             stock options under Section 422 of the Internal Revenue Code.
                 There are 500,000 shares of common stock authorized for non-qualified and incentive stock options under the plan, which are subject to adjustment in the event of stock splits, stock dividends and other situations. Under the plan, no options may be granted more than ten years after the effective date of the plan. The exercise price of all incentive stock options granted under the option plan may be no less than fair market value of such shares on the date of grant. Stock option activity for the years ended September 30, 2000, 1999 and 1998 is as follows:

                                                    2000            1999            1998
                                                  ---------      ----------      ----------
                                                                 (Restated)      (Restated)
                                                                 ----------      ----------
                                                                  (Note 2)        (Note 2)
                                                                 ----------      ----------
                 Outstanding, beginning of
                   year                             364,300         350,300         347,300

                 Granted                                -            44,000          61,000
                 Expired/exercised                 (155,000)        (30,000)        (58,000)
                                                  ---------      ----------      ----------

                 Outstanding, end of year           209,300         364,300         350,300
                                                  =========      ==========      ==========

                 Exercisable, end of year           209,300         320,300         309,300
                                                  =========      ==========      ==========

                 Available for grant, end of
                   year                             232,000         232,000         276,000
                                                  =========      ==========      ==========

                 Option price range as of         $1.875 to      $1.875 to       $1.875 to
                   September 30                   $7.250         $7.975          $7.975

                      PARIS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 10             Options outstanding as of September 30, 2000 have an average
Stock Option        exercise price of $3.23 and a remaining contractual life of
Plan (continued)    3.83 years. Options outstanding as of September 30, 1999
                    have an average exercise price of $3.50 and a remaining contractual life of 5.1 years. Options outstanding as of September 30, 1998 have an average exercise price of $3.65 and a remaining contractual life of 4.8 years.

                    Statement of Financial Accounting Standards No. 123 ("SFAS No. 123") requires pro forma information regarding net income (loss) and earnings (loss) per share as if the Company had accounted for its employee stock options granted under the fair value method of SFAS No. 123. The fair value of these equity awards was estimated at the date of grant using the Black-Scholes option pricing methods. The 1999 weighted average assumptions used were: risk free interest rate of 6.00%; expected volatility of 1.08%; expected option life of five to ten years and an expected dividend rate of 0.0%.

                    The pro forma effect on net income (loss) and earnings
                    (loss) per share for the years ended September 30, 2000, 1999 and 1998 is as follows:

                                                                          2000          1999            1998
                                                                        --------     ----------      ----------
                                                                                     (Restated)
                                                                                     ----------
                                                                                      (Note 2)
                                                                                     ----------
                          Net income (loss)             As reported     $662,867      $960,730       ($ 15,781)
                                                        Pro forma       $662,867      $907,877       ($102,582)

                          Basic earnings (loss)         As reported     $  0.199      $  0.272       ($  0.004)
                            per share                   Pro forma       $  0.199      $  0.257       ($   0.03)

                          Diluted earnings (loss)       As reported     $  0.199      $  0.272       ($  0.004)
                            per share                   Pro forma       $  0.199      $  0.257       ($   0.03)

NOTE 11             Leases
                    ------
Commitments
and                 The Company has certain operating leases, primarily for its
Contingencies       New Jersey and Texas operating facilities, expiring at
                    various dates.

                    Rental expense amounted to $561,756, $562,919 and $372,773 for the years ended September 30, 2000, 1999 and 1998, respectively.

                      PARIS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 11             Leases (continued)
                    ------------------
Commitments
and                 Scheduled minimum rental payments under noncancelable
Contingencies       operating leases as of September 30, 2000 were as follows:
(continued)

                         Year Ending September 30
                         ------------------------

                                2001                        $372,500
                                2002                          60,000
                                2003                          55,000
                                                          ----------
                                                            $487,500
                                                          ==========

                    In May, 1998, the Company entered into a contract to sell its office and production facility in New Jersey for a total price of $4,500,000. In addition, the Company entered into an agreement to lease the facility back for a period of three years plus, at the Company's option, an additional two three-year renewal periods. The Company has no obligation to renew the lease beyond its original term. The total gain of $1,070,661 has been deferred and is being recognized over the term of the original lease in the monthly amount of $29,741. The amount of the gain deferred was $218,891 and $575,778 as of September 30, 2000 and 1999, respectively, and is included on the consolidated balance sheet in liabilities as deferred revenue. The total gain recognized to date was $851,770 and $494,883 as of September 30, 2000 and 1999, respectively. The lease calls for monthly rental payments of $41,667 over the term of the lease.

                    Contingencies
                    -------------

                    The Company has agreements with certain customers and vendors which include potential rebates, commissions and other liabilities upon the fulfillment of certain terms and conditions. Management has estimated and recorded contingent liabilities of approximately $403,000 and $237,000 as of September 30, 2000 and 1999, respectively, related to these agreements and other potential liabilities.

                    Purchase Commitment
                    -------------------

                    During 1999, the Company amended a previous sales agreement with Boise Cascade Corporation. The amendment calls for the Company to purchase a minimum of $11,000,000 of office papers from Boise Cascade for resale to Best Buy by September 30, 2001. Cumulative purchase levels are set forth in the agreement. If the Company does not reach these interim totals or the minimum cumulative total, the Company will be subject to penalties. The Company has purchased approximately $8,200,000 from Boise Cascade under this agreement through September 30, 2000. Management anticipates future purchases will at least meet the minimum amount required to comply with the terms of the agreement.

                      PARIS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 11             Litigation
                    ----------
Commitments
and                 The Company is involved in an alleged patent infringement
Contingencies       lawsuit. The plaintiff is seeking treble damages in excess
(continued)         of $100,000 against the Company and other named defendants.
                    Management cannot predict the outcome of the lawsuit or estimate the amount of loss that may result, if any.
                    Accordingly, no provision for any contingent liability that may result from this matter has been made in the consolidated financial statements. Management has referred the claim to its insurance carrier, however, no determination has been made as of the date of these financial statements as to whether this alleged claim is covered by the Company's insurance policy. Legal counsel has not yet been retained, pending the determination by the insurance company.

NOTE 12             The Company has a defined contribution plan covering
Profit-Sharing      substantially all employees. Employer contributions were
and Deferred        $65,922, $66,213 and $73,591 for the years ended September
Compensation        30, 2000, 1999 and 1998, respectively.
Plans

NOTE 13             The Company operates in three basic segments or lines of
Segment             business. These segments are (1) stock continuous forms
Information         and cutsheets, (2) custom continuous forms and cutsheets,
                    and (3) retail papers and office products, including computer/printer hardware and software products. The following table sets forth certain financial information with respect to these segments and reconciles such information to the consolidated financial statements.

                                                                     Year Ended September 30
                                                 -----------------------------------------------------------

                                                      2000                  1999                  1998
                                                 ---------------       ---------------       ---------------
                    Net sales of products and
                     services
                      Stock forms                 $13,079,349           $15,185,170           $19,108,304
                      Custom forms                  9,931,876             6,359,148             6,208,368
                      Consumer products            19,999,858            13,888,233             9,546,937
                                                 ------------          ------------          ------------
                     Total                        $43,011,083           $35,432,551           $34,863,609
                                                 ============          ============          ============

                    Segment operating income
                     (loss)
                      Stock forms            (    $   340,116)     (    $ 1,096,045)     (    $ 1,673,109
                      Custom forms                    547,142               214,422               189,875
                      Consumer products               415,134             1,275,077               620,575
                      Corporate              (        369,434)     (        127,017)               99,173
                                                 ------------          ------------          ------------
                      Total                       $   252,726           $   266,437      (    $   763,486)
                                                 ============          ============          ============

                      PARIS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 13                                                               Year Ended September 30
                                                    -------------------------------------------------------------
Segment
Information         (continued)                           2000                   1999                  1998
                                                    ----------------       ----------------       ---------------
(continued)

                    Corporate consolidated
                      income (loss) before
                      income taxes and
                      minority interest
                        Segment operating
                        income (loss)                   $   252,726         $   266,437          ($   763,486)
                        Interest expense               (      6,754)       (     57,995)         (    272,473)
                        Other income, net                 1,010,246           1,250,466               874,616
                                                       ------------        ------------          ------------
                       Total                            $ 1,256,218         $ 1,458,908          ($   161,343)
                                                       ============        ============          ============

                    Assets
                      Stock forms                       $ 3,411,204         $ 6,817,640           $ 6,319,829
                      Custom forms                        3,542,051           3,762,796             2,339,987
                      Corporate/other                    12,324,296          10,838,417            11,909,990
                                                       ------------        ------------          ------------
                       Total consolidated               $19,277,551         $21,418,853           $20,569,806
                                                       ============        ============          ============

                    Capital expenditures
                      Stock forms                       $     5,091         $    20,099           $   334,549
                      Custom forms                           62,979             716,477               113,159
                      Corporate/other                       131,988             175,328                20,773
                                                       ------------        ------------          ------------
                       Total consolidated               $   200,058         $   911,904           $   468,481
                                                       ============        ============          ============

                    Depreciation and amortization
                       expense
                         Stock forms                    $   183,891         $   324,855           $   372,453
                         Custom forms                       239,036             146,575               154,808
                         Corporate/other                    304,757              84,230               242,357
                                                       ------------       -------------          ------------
                       Total consolidated               $   727,684        $    555,660           $   769,618
                                                       ============       =============          ============

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

                      PARIS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 14                Other expense (income), net, for the years ended
Other Expense          September 30, 2000, 1999 and 1998 consists of the
(Income), Net          following:

                                                                  2000                 1999                1998
                                                              -------------        -------------       -------------
                       Equity in limited partnership
                          interests                           ( $  123,574)        ( $  168,500)         (  $461,316)

                       Gain on sale of investments            (     48,289)        (    366,683)         (    61,366)
                       Gain on sale of property and
                          equipment                           (    372,887)        (    371,718)         (   122,975)

                       Interest income, net                   (    261,755)        (    238,266)         (   247,928)
                       Other, net                             (    203,741)        (    105,299)              18,968
                                                               -----------          -----------           ----------

                          Total                               ( $1,010,246)        ( $1,250,466)         (  $874,617)
                                                               ===========          ===========           ==========

                       Interest income is net of margin interest expense of approximately $47,000, $7,500 and $5,300 for the fiscal years ended September 30, 2000, 1999 and 1998, respectively.


NOTE 15                The Company's financial instruments that are exposed to
Concentrations         concentrations of credit risk consist primarily of cash,
of Credit Risk         cash equivalents, investments and trade accounts
                       receivable. The Company places their cash and cash equivalents with commercial credit institutions. At times, the balances may be in excess of the FDIC insurance limit.

                       The Company maintains investment accounts with several stock brokerage firms. The accounts contain cash and securities. The Securities Investor Protection Corporation insures balances up to $500,000 (with a limit of $100,000 for cash).

                       For the year ended September 30, 2000, approximately 30% of the Company's sales were to one customer in the consumer segment. For the year ended September 30, 1999, approximately 20% of the Company's sales were to two customers in the retail segment, including sales of approximately $4,500,000 to one customer. The Company routinely assesses the financial strength of customers and as a consequence believes that its trade accounts receivable credit risk exposure is limited.

                       The Company transacted significant business with two vendors who provided a combined total of 58% of product purchases for each of the years ended September 30, 2000 and 1999.

                      PARIS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 16 In September, 1998, the Company began a buy-back program Stock Buy-Back Program of its common stock at prevailing market prices. As of
                        September 30, 2000, the Company had purchased 119,700 of its common shares under this program.

                        In December, 1999, the Company purchased 175,500 of its common shares from one investor in a separate transaction.



                               PARIS CORPORATION
                               -----------------
                                  SCHEDULE II
                                  -----------
                       VALUATION AND QUALIFYING ACCOUNTS
                       ---------------------------------


                                   Balance at beginning  Additions charged to               Balance at
                                        of period         cost and expenses    Deductions  end of period
                                   --------------------  --------------------  ----------  -------------
For the year ended
 September 30, 2000:
      Allowance for
        doubtful accounts:                   $  453,600              $153,065    $233,080       $373,585
      Allowance for
        contingency reserve:                 $        0              $      0    $ 12,500       $ 12,500
      Allowance for
        inventory obsolescence               $  560,552              $ 70,000    $290,552       $340,000

For the year ended
 September 30, 1999:
      Allowance for
        doubtful accounts:                   $  317,458              $157,184    $ 21,042       $453,600
Allowance for
        inventory obsolescence               $  760,591              $      0    $200,039       $560,552

For the year ended
 September 30, 1998:
      Allowance for
        doubtful accounts:                   $  627,039              $120,000    $429,539       $317,500
      Allowance for
        contingency reserve:                 $   98,362              $      0    $ 98,362       $      0
      Allowance for
        inventory obsolescence:              $1,314,919              $      0    $554,328       $760,591

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As disclosed in form 8K filed in June 2000, incorporated herein by reference.

                         Independent Auditor's Report


Board of Directors and Shareholders
Paris Corporation
Burlington, New Jersey


          We have audited the accompanying consolidated balance sheet of PARIS CORPORATION AND SUBSIDIARIES as of September 30, 2000 and the related consolidated statements of operations and comprehensive income (loss), of changes in shareholders' equity and of cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

          We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PARIS CORPORATION AND SUBSIDIARIES as of September 30, 2000 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ GOLDENBERG ROSENTHAL, LLP


Jenkintown, Pennsylvania
November 21, 2000

                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Directors of the Company are elected for a term of one year. The current Directors and Officers of the Company, together with their ages, positions, backgrounds, and business experiences are set forth below:

NAME                         AGE  POSITION WITH THE COMPANY
----                         ---  --------------------------
Dominic P. Toscani, Sr.       72  President, Chief Executive
(4)                               Officer, Treasurer and
                                  Chairman of the Board of
                                  Directors

Gerard M. Toscani             40  Senior Vice President
(3), (4)                          and Director

Palmer E. Retzlaff            69  Director
(2), (3)

Frank A. Mattei, M.D.         79  Director
(1)

Oscar Tete                    76  Director
(1), (2)

John V. Petrycki              60  Director
(1), (3)

Gerald A. Sandusky            56  Director
(1), (2)

William L. Lomanno            33  Chief Financial Officer

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

  Frank A. Mattei was elected to the Board of Directors in March 1986. He has been a practicing orthopedic surgeon and is associated with North Philadelphia Health System, (formerly Girard Medical Center), and St. Agnes Medical Center in Philadelphia.

  Oscar Tete was elected to the Board of Directors in March 1986. Mr. Tete retired in 1990. He was an Executive Vice President of First Fidelity Bank in Burlington, New Jersey since 1972.

  John Petrycki was elected to the Board of Directors in August 1995. Mr. Petrycki retired in 1995. He was President and CEO of PNC Bank in south central Pennsylvania.

  Gerald A. Sandusky was elected to the Board of Directors in February 2000. He was previously defensive coodinator of Penn State University Football since 1968. He is the founder and Chairman of the Board of the Second Mile Foundation.

  William L. Lomanno became Chief Financial Officer in April 1998. He has been with the Company for eight years and has previously served as the Controller and Accounting Manager for the Company.

ITEM 11 - SUMMARY COMPENSATION

     The following table contains information regarding the individual compensation of the two most highly compensated officers of the Company in fiscal years 2000, 1999 and 1998.

                                 Summary Compensation Table

                                                  Annual Compensation
                                             -----------------------------


             Name and              Fiscal
        Principal Position          Year       Salary        Bonus
--------------------------------------------------------------------------
Dominic P. Toscani, Sr.             2000      $269,557      $ 5,243
Chairman of the Board               1999      $268,367      $     0
and President                       1998      $262,415      $ 2,521

Gerard M. Toscani                   2000      $195,707      $28,860
Senior Vice President               1999      $180,654      $     0
                                    1998      $164,008      $ 1,577

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                             (AS NOVEMBER 15, 2000)

Title of       Name and Address of        Amount and Nature of       Percent of
Class            Beneficial Owner       Beneficial Ownership (1)      Class (1)
-------        -------------------      ------------------------     ----------

Common      Dominic P. Toscani (2)             1,134,948               32.5%
Stock       and Nancy C. Toscani
            122 Kissel Road
            Burlington, NJ  08016

Common      Frank A. Mattei                    1,064,831               30.5%
Stock       1016 Mercer Street
            Cherry Hill, NJ  08034

Common      The Caritas Foundation (3)          383,835                11.0%
Stock       700 Hobbs Road
            Wayne, PA  19087

Common      Gerard M. Toscani                   150,527                 4.3%
Stock

Common      Palmer E. Retzlaff                 11,000                     *
Stock

Common      Oscar Tete                          9,012                     *
Stock

Common      John Petrycki                       7,000                     *
Stock

Common      Gerald A. Sandusky                 11,000                     *
Stock
                                            ----------              ----------
All Directors (present and proposed) and
officers as a group (10 persons) (4)        2,404,508                  68.9%

* Less than 1%
(1) Based on 3,270,535 shares outstanding and 209,300 options currently exercisable on November 15, 2000.

(2) Includes 1,028,197 shares personally held; 47,006 shares held by Paris Corporation Profit Sharing Plan of which Mr. Toscani is the Plan Trustee; 14,745 shares held by Toscani Investment Company, a family partnership; and 45,000 options exercisable as of November 15, 1999.

(3) The Caritas Foundation, a tax exempt organization formed under Section 501(C)(3) of the Internal Revenue Code of 1954, as amended, was organized in 1984 by Dominic P. Toscani, Sr. to promote the objectives of free enterprise and to support individual freedom. At the present time Reverend Peter Toscani, O.S.A., is sole trustee of the foundation.

(4) Includes options currently exercisable individually and all officers as a group (182,000).

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

REPORTS ON FORM 8-K

  As disclosed in form 8K filed in June 2000, incorporated herein by reference.

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


                               PARIS CORPORATION


Date: December 28, 2000                     By:  /s/ Dominic P. Toscani, Sr.
      ---------------------                     --------------------------------
                                                 Dominic P. Toscani, Sr.
                                                 (President, Chairman Board of
                                                 Directors)

Date: December 28, 2000                     By:  /s/ William L. Lomanno
      ---------------------                     --------------------------------
                                                 William L. Lomanno
                                                 (Chief Financial Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                  SIGNATURES

/s/ Dominic P. Toscani, Sr.          12/28/00                 /s/ Frank A. Mattei                      12/28/00
------------------------------------------------              ----------------------------------------------------
Dominic P. Toscani, Sr.              (Date)                    Frank A. Mattei                         (Date)
(President, Chairman Board of Directors)                       (Director)


/s/ William L. Lomanno               12/28/00                 /s/ Palmer E. Retzlaff                   12/28/00
------------------------------------------------              ----------------------------------------------------
William L. Lomanno                   (Date)                    Palmer E. Retzlaff                      (Date)
(Chief Financial Officer)                                      (Director)


/s/ Gerard M. Toscani                12/28/00                 /s/ Oscar Tete                           12/28/00
------------------------------------------------              ----------------------------------------------------
Gerard M. Toscani                    (Date)                    Oscar Tete                              (Date)
(Director)                                                     (Director)


/s/ John V. Petrycki                 12/28/00                 /s/ Gerald A. Sandusky                   12/28/00
------------------------------------------------              ----------------------------------------------------
John V. Petrycki                     (Date)                    Gerald A. Sandusky                      (Date)
(Director)                                                     (Director)