Form 10-Q
period 2000-12-31
PARIS CORP
filed 2001-02-14
CIK 789660

================================================================================

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  -------------------------------------------


                     FOR QUARTER ENDED, DECEMBER 31, 2000

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

                   YES       [X]            NO    [ ]


             NUMBER OF SHARES OUTSTANDING AS OF DECEMBER 31, 2000

                       COMMON STOCK           3,270,535

================================================================================

                               PARIS CORPORATION

                                   CONTENTS




PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements (Unaudited):                  PAGE

         Consolidated Balance Sheets - December 31, 2000
         and September 30, 2000 (audited).............................3

         Consolidated Statements of Income
         Three months ended, December 31, 2000 and 1999...............4

         Consolidated Statements of Cash Flows -
         Three months ended, December 31, 2000 and 1999...............5

         Consolidated Statement of Changes in Stockholders' Equity - September 30, 2000, 1999 and Three Months
         Ended December 31, 2000......................................6

         Notes to Consolidated Condensed
         Financial Statements.........................................7

ITEM 2.  Management's Discussion and Analysis of

         Financial Condition and Results of Operations............8 - 9


PART II. OTHER INFORMATION (Items 1 through 5 - not applicable)

ITEM 6.  Exhibits and Reports on Form 8-K............................10

         Signatures of Registrant....................................11

                               PARIS CORPORATION
                          CONSOLIDATED BALANCE SHEET
(in thousands)

ASSETS
                                                        12-31-00    9-30-00
                                                      (UNAUDITED)  (AUDITED)
                                                      -----------  ---------
Current assets:
    Cash and cash equivalents                          $   5,283   $  2,828
    Investments:
      Marketable Securities                                3,770      3,937
      Other                                                  611        611
    Accounts receivable                                    5,535      5,422
    Inventories                                            3,657      3,862
    Prepaid expenses                                         451        321
    Deferred income taxes                                    237        164
                                                       ---------   --------

        Total current assets                              19,544     17,145

Property and equipment, net                                1,556      1,590
Deferred tax asset                                           129        129
Other assets                                                 366        414
                                                       ---------   --------

        Total Assets                                   $  21,595   $ 19,278
                                                       =========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Working Capital                                    $   2,600   $      0
    Note Payable                                               0          9
    Accounts payable and accrued expenses                  3,785      4,148
    Accrued payroll and related expenses                     185        297
    Income taxes payable                                     231         95
    Deferred tax liability                                     7          7
    Deferred revenue                                         130        219
                                                       ---------   --------

        Total current liabilities                          6,938      4,775

        Total Liabilities                                  6,938      4,775
                                                       ---------   --------

MINORITY INTEREST                                             69         84
                                                       ---------   --------

Shareholders' equity:
    Common stock                                              16         16
    Additional paid in capital                             8,588      8,588
    Retained earnings                                      8,673      8,384
    Accumulated other comprehensive loss                    (196)       (76)
    Treasury stock                                        (2,493)    (2,493)
                                                       ---------   --------
        Total Shareholders' equity                        14,588     14,419
                                                       ---------   --------

        Total Liabilities and Shareholders' Equity     $  21,595   $ 19,278
                                                       =========   ========
                             See Accompanying Notes



                               PARIS CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                   Unaudited

(in thousands, except per share data)
                                                           THREE       THREE
                                                           MONTHS      MONTHS
                                                            ENDED       ENDED
                                                          12-31-00    12-31-99
                                                          --------    --------
Net Sales                                                 $ 10,943    $ 11,182

Cost of products sold                                        9,524      10,026
                                                          --------    --------

Gross profit                                                 1,419       1,156
                                                          --------    --------

Selling expenses                                               533         486
General and administrative expenses                            574         650
Interest expense                                                50           3
Gain on sale of building                                       (89)        (89)
Other (income) expense                                         (90)       (148)
                                                          --------    --------

Income before minority interest                                441         254
Minority Interest                                              (15)        (69)
Provision for Income Taxes                                     166         156
                                                          --------    --------

Net Income                                                $    290    $    167
                                                          ========    ========
Other Comprehensive Income
   Unrealized loss on securities arising during
    the period, net of taxes of $73 at December 31,
    2000                                                      (146)          0
   Reclassification adjustment for (gains)
    losses included in net income                               26           0
                                                          --------    --------

  Total other comprehensive income (loss)                     (120)          0
                                                          --------    --------

Total comprehensive income                                $    170    $    167
                                                          ========    ========

Basic earnings (loss) per share                           $   0.09    $   0.05
                                                          ========    ========

Diluted earnings (loss)  per share                        $   0.09    $   0.05
                                                          ========    ========

PARIS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                   Unaudited

(in thousands)                                                   THREE MONTHS   THREE MONTHS
                                                                    ENDED          ENDED
                                                                  12-31-00       12-31-99
                                                                  ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                        $   290    $   167

  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation                                                        134        131
    Gain on sale of property, and equipment                             (95)       (89)
    Loss on sale of investments                                          41          0
    Equity in limited partnership interests                               0        (86)
    Provision for bad debts                                              30         27
    Deferred income tax (benefit) expense                               (73)        37
    Minority interest                                                   (15)       (69)
  (Increase) decrease in assets:
    Accounts receivable                                                (143)    (1,370)
    Inventories                                                         205       (772)
    Recoverable income taxes                                              0        155
    Prepaid expenses                                                   (130)       (29)
    Other assets                                                         48         82
  Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                              (364)       974
    Accrued payroll and related expenses                               (112)      (166)
   Income taxes payable                                                 136        (44)
                                                                    -------    -------

     Total adjustments                                                 (338)    (1,219)
                                                                    -------    -------

        Net cash provided by (used in) operating activities             (48)    (1,052)
                                                                    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of investments                                     523          0
  Purchase of investments                                              (605)      (300)
  Proceeds from the sale of property and equipment                        6          0
  Purchase of property and equipment                                    (12)       (72)
                                                                    -------    -------

              Net cash provided by (used in) investing activities       (88)      (372)
                                                                    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Sales of treasury stock                                                  0          0
 Purchase of treasury stock                                               0       (474)
 Dividend Paid                                                            0          0
 Proceeds of note payable, bank                                       2,600          0
 Repayments of note payable                                              (9)       (23)
                                                                    -------    -------

             Net cash provided by (used in) financing activities      2,591       (497)

Net increased (decrease) in cash and cash equivalents                 2,455     (1,921)
Cash and cash equivalents, at beginning of period                     2,828      3,880
                                                                    -------    -------

Cash and cash equivalents, at end of period                         $ 5,283    $ 1,959
                                                                    =======    =======

Supplemental disclosures of cash flow information:
  Cash paid for interest expense                                    $    50    $     3
  Cash paid for income taxes                                        $    58    $    45

                             See Accompanying Notes

                       PARIS CORPORATION AND SUBSIDIARIES
           CONSOLIDATION STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
  YEARS ENDED SEPTEMBER 30, 2000, 1999 AND THREE MONTHS ENDED DECEMBER 31, 2000


                                                              Additional  Accumulated Other
                                             Common Stock      Paid - In    Comprehensive
                                          Shares     Amount     Capital     Income (Loss)
                                          ------     ------     -------     -------------
Balance, September 30, 1998            3,937,517     15,751    8,588,243     (163,412)

Purchase of 61,800 treasury shares            --         --           --           --

Issuance of 11,400 treasury shares            --         --           --           --

Dividends paid ($0.20 per share)              --         --           --           --

Net income                                    --         --           --           --

Other comprehensive income                    --         --           --       97,066
                                      ----------    -------   ----------    ---------
Balance, September 30, 1999            3,937,517     15,751    8,588,243      (66,346)

Purchase of 237,710 treasury shares           --         --           --           --

Issuance of 4,000 treasury shares             --         --           --           --

Dividends paid ($0.10 per share)              --         --           --           --

Net income                                    --         --           --           --

Other comprehensive loss                      --         --           --       (9,454)
                                      ----------    -------   ----------    ---------
Balance, September 30, 2000            3,937,517     15,751    8,588,243      (75,800)

Net Income

Other comprehensive loss                                                     (119,795)
                                      ----------    -------   ----------    ---------

Balance, December 31, 2000             3,937,517    $15,751   $8,588,243    $(195,595)
                                      ==========    =======   ==========    =========





                                        Retained         Treasury Stock
                                        Earnings      Shares        Amount           Total
                                        --------      ------        ------           -----
Balance, September 30, 1998             7,797,181    (382,872)    (1,882,237)     14,355,526

Purchase of 61,800 treasury shares             --     (61,800)      (141,454)       (141,454)

Issuance of 11,400 treasury shares             --      11,400         23,500          23,500

Dividends paid ($0.20 per share)         (708,825)         --             --        (708,825)

Net income                                960,730                                    960,730

Other comprehensive income                     --          --             --          97,066
                                      -----------    --------    -----------    ------------
Balance, September 30, 1999             8,049,086    (433,272)    (2,000,191)     14,586,543

Purchase of 237,710 treasury shares            --    (237,710)      (501,081)       (501,081)

Issuance of 4,000 treasury shares              --       4,000          8,250           8,250

Dividends paid ($0.10 per share)         (328,085)         --             --        (328,085)

Net income                                662,867          --             --         662,867

Other comprehensive loss                       --          --             --          (9,454
                                      -----------    --------    -----------    ------------
Balance, September 30, 2000             8,383,868    (666,982)    (2,493,022)     14,419,040

Net Income                               289,686                                     289,686

Other comprehensive loss                                                            (119,795)
                                      -----------    --------    -----------    ------------

Balance, December 31, 2000             $8,673,554    (666,982)   $(2,493,022)    $14,588,931
                                      ===========    ========    ===========    ============

                 See notes to consolidated financial statements

                               PARIS CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



ACCOUNTING POLICIES:

1. The accompanying unaudited interim consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Summary of Accounting Policies and Notes to Consolidated Financial Statements included in the September 30, 2000 Form 10-K should be read in conjunction with the accompanying statements. These statements include all adjustments (consisting only of normal recurring accruals) which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

2. The Company has agreements with certain customers and vendors which include potential rebates, commissions, and other liabilities upon the fulfillment of certain terms and conditions. Management had estimated and recorded contingent liabilities of approximately $403,000 as of September 30, 2000 related to these agreements and other potential liabilities. During the three months ended December 31, 2000, management increased the liability to $462,000, reflecting higher obligations.

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

5. Inventories consist of the following at December 31, 2000 and September 30, 2000:

                                                      12/31/00     9/30/00
                                                    ----------  ----------

                                Raw Materials       $  853,776  $1,473,441
                                Work in Progress       164,403     180,430
                                Finished Goods       2,638,349   2,208,093
                                                    ----------  ----------

                                                    $3,656,528  $3,861,964
                                                    ==========  ==========

                               PARIS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS
                             ---------------------
                              DECEMBER  31, 2000
                              ------------------



                                             THREE MONTHS
----------------------------------------------------------------------------
                                                          $          %
                                2000          1999     CHANGE       CHANGE
----------------------------------------------------------------------------
Net Sales                    $10,943       $11,182        ($239)          -2%
----------------------------------------------------------------------------
Cost of sales                  9,524        10,026         (502)          -5%
----------------------------------------------------------------------------
Gross profit                   1,419         1,156          263           23%
----------------------------------------------------------------------------
Selling                          533           486           47           10%
----------------------------------------------------------------------------
General and administrative       574           650          (76)         -12%
 expenses
----------------------------------------------------------------------------
Interest expense                  50             3           47         1567%
----------------------------------------------------------------------------
Other (income) expense          (179)         (237)          58          -24%
----------------------------------------------------------------------------
Pretax income (loss)             441           254          187           74%
----------------------------------------------------------------------------
Minority interest                (15)          (69)          54          -78%
----------------------------------------------------------------------------
Income taxes                     166           156           10            6%
----------------------------------------------------------------------------
Net income (loss)            $   290       $   167       $  123           74%
----------------------------------------------------------------------------



Gross Profit
------------

Three Months Comparison

Gross Profit for the three months ended December 31, 2000 of $1,419M increased $263M or 23% as compared to the same quarter in the prior year. Net sales of $10,943M decreased $239M or 2% and cost of sales decreased $502 or 5%.

Sales Factors and Cost Factors
------------------------------

Sales of stock continuous forms of $2,729 decreased $118M or 4%. The unit volume decreased 13% while the average sell price increased 10%. The cost of sales for stock continuous forms of $2,271 decreased $141M or 6%. These changes resulted in a $22M or 5% increase in gross margin dollars. The increase in the average sell price was driven by increased paper costs and effective margin management.

The sale of continuous custom products of $546M decreased $277M or 34% while the unit volume decreased 30%. The cost of sales for continuous custom forms of $426M declined $245 or 37%. These changes resulted in a more profitable margin for this line again due to effective margin management.

The sale of custom cut sheet products of $982M increased $47M or 5% on lower unit volume of 1% reflective of the increased paper costs. Costs of sales for this product line increased $39M or 6% consistent with the sales increase.

Sales of the Company's Laser3, DocuGard and HCFA product lines have increased $139M or 16%, from $1,028M to $889M. The increase is due to a 6% increase in unit volume and higher average sell price related to increased paper costs. Cost of sales of $691M increased $94M or 16% consistent with the increase in sales.

The Consumer segment continues to trend upwards as sales increased from $4,533M to $5,430M resulting in increased sales of $896M or 20%. The Burlington value added products and the Burlington cut sheets accounted for $989M of increased revenue as the brand gains recognition and distribution increases. Sales of the Champion and Hewlett Packard branded papers decreased $135M or 9% related to inventory rebalancing of some key customers. Cost of sales of $4,252M increased $737M or 21% consistent with the increase in sales.

Signature Corporation accounted for net sales of $552 and cost of sales of $491M.

Operating Expenses
------------------

Three Months Comparison


Operating expenses of $1,107M decreased $29M or 3%. Selling expenses decreased $96M or 22% due to lower salary, benefits and travel expenses via a reduction in sales personnel. The reduction is due to the decrease sales volume in the Commercial Segment and a consolidation of the sales effort in the Consumer Segment. Marketing expenses increased $69M or 58% in support of the growth in the Consumer Segment. General and Administrative expenses of $575 decreased $1M.

OTHER INCOME AND EXPENSES
-------------------------

Other income of $179M decreased $58M or 24%. The decrease is related to lower investment income during the three months ended December 31, 2000.

Interest expense increased $47M for the quarter related to the Company's revolving line of credit with a bank.

                        LIQUIDITY AND CAPITAL RESOURCES:
                        --------------------------------


Working Capital increased $236M from $12,370M to $12,606M and cash and cash equivalents increased $2,455M during the three months ended December 31, 2000.

Net cash used in operating activities was $48M. Accounts Receivables increased $143M due to high sales volume at the end of the quarter. Inventories decreased $205M due to better inventory control resulting in quicker inventory turns. Accounts Payable and accrued expenses decreased $364M related to the reduction of inventory.

Net cash used in investing activities was $88M. The company had purchases of $605M in investments and proceeds of $523M related to the sale of investments.

Net cash provided by financing activities was $2,591 related to proceeds of $2,600M from a revolving line of credit. In October 2000, Paris Business Products, Inc. agreed to a revolving line-of-credit with a bank for $3,500M. Borrowings as of December 31, 2000 were $2,600M. The line bears interest at the prime rate (9.5% as of December 31, 2000) and expires September 30, 2001. The line contains financial covenants including minimum working capital requirements, debt to equity limitations, cash flow requirements and other covenants and is collateralized by all of the assets of Paris Business Products, Inc.

The Company believes that it has sufficient resources to satisfy ongoing cash requirements. The Company will meet liquidity needs through the revolving line of credit, cash provided by operations and investing activities.

                               PARIS CORPORATION
                                    PART II
                               OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a)   Exhibits
           Computation of Primary Earnings Per Share
           Average Number of Common Shares
           Outstanding During the Period        3,270,535
                                                =========
     (b)   Reports on Form 8-K

                               PARIS CORPORATION
                           SIGNATURES OF REGISTRANT


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PARIS CORPORATION



                                    ---------------------------
                                    Dominic P. Toscani, Sr.
                                    Chairman of
                                    the Board of Directors



                                    ---------------------------
                                    William L. Lomanno
                                    Chief Financial Officer and
                                    Principal Accounting Officer



DATE:   February 12, 2001