Form 10-Q
period 2001-03-31
PARIS CORP
filed 2001-05-14
CIK 789660

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  ___________________________________________


                       FOR QUARTER ENDED, MARCH 31, 2001

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


           YES       [X]                            NO  [_]


               NUMBER OF SHARES OUTSTANDING AS OF MARCH 31, 2001

                        COMMON STOCK          3,270,535

                               PARIS CORPORATION

                                    CONTENTS



PART I.    FINANCIAL INFORMATION


           ITEM 1.  Financial Statements (Unaudited):                                           PAGE
           Consolidated Balance Sheets - March 31, 2001
           and September 30, 2000 (audited)......................................................  3

           Consolidated Statements of Income
           Three months ended, March 31, 2001 and 2000
           Six months ended, March 31, 2001 and 2000............................................  4

           Consolidated Statements of Cash Flows -
           Six months ended, March 31, 2001 and 2000............................................  5

           Consolidated Statement of Changes in Stockholders' Equity -
           September 30, 2000 and March 31, 2001................................................  6

           Notes to Consolidated Condensed
           Financial Statements.................................................................  7

           ITEM 2.    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations........................  8 - 10


PART II.   OTHER INFORMATION (Items 1 through 5 - not applicable)

           ITEM 6.  Exhibits and Reports on Form 8-K............................................ 11

           Signatures of Registrant............................................................. 12


                               PARIS CORPORATION
                          CONSOLIDATED BALANCE SHEET

(in thousands)

ASSETS
                                                         3-31-01     9-30-00
                                                       (Unaudited)  (Audited)
                                                         --------   --------
Current assets:
    Cash and cash equivalents                           $  5,372   $  2,828
    Investments:
      Marketable Securities                                3,806      3,937
      Other                                                  611        611
    Accounts receivable                                    5,574      5,422
    Inventories                                            3,513      3,862
    Prepaid expenses                                         400        321
    Deferred income taxes                                    164        164
                                                        --------   --------
        Total current assets                              19,440     17,145

Property and equipment, net                                1,621      1,590
Deferred tax asset                                           129        129
Other assets                                                 447        414
                                                        --------   --------
        Total Assets                                    $ 21,637   $ 19,278
                                                        ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Working Capital                                     $  2,600   $      0
    Note payable                                               0          9
    Accounts payable and accrued expenses                  3,324      4,148
    Accrued payroll and related expenses                     289        297
    Income taxes payable                                     322         95
    Deferred tax liability                                     7          7
    Deferred revenue                                          40        219
                                                        --------   --------

        Total current liabilities                          6,582      4,775

        Total Liabilities                                  6,582      4,775
                                                        --------   --------

MINORITY INTEREST                                            146         84
                                                        --------   --------
Shareholders' equity:
    Common stock                                              16         16
    Additional paid in capital                             8,588      8,588
    Retained earnings                                      9,066      8,384
    Accumulated other comprehensive loss                    (268)       (76)
    Treasury stock                                        (2,493)    (2,493)
                                                        --------   --------
        Total Shareholders' equity                        14,909     14,419
                                                        --------   --------
        Total Liabilities and Shareholders' Equity      $ 21,637   $ 19,278
                                                        ========   ========

                             See Accompanying Notes

                               PARIS CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                   UNAUDITED

(in thousands, except per share data)

                                                          THREE      THREE       SIX        SIX
                                                         MONTHS     MONTHS     MONTHS     MONTHS
                                                          ENDED      ENDED      ENDED      ENDED
                                                         3-31-01    3-31-00    3-31-01    3-31-00
                                                        --------   --------   --------   --------
Net Sales                                               $ 11,031   $ 10,678   $ 21,975   $ 21,860

Cost of products sold                                      9,520      9,543     19,044     19,569
                                                        --------   --------   --------   --------

Gross profit                                               1,511      1,135      2,931      2,291
                                                        --------   --------   --------   --------

Selling expenses                                             462        429        994        915
General and administrative expenses                          634        647      1,208      1,297
Interest expense                                              58          2        108          5
Gain on sale of building                                     (89)       (89)      (178)      (178)
Other (income) expense                                      (188)      (143)      (276)      (291)
                                                        --------   --------   --------   --------

Income before minority interest                              634        289      1,075        543
Minority Interest                                             76          7         61        (62)
Provision for Income Taxes                                   165        108        331        264
                                                        --------   --------   --------   --------

Net Income                                              $    393   $    174   $    683   $    341
                                                        ========   ========   ========   ========


Other comprehensive income
 Unrealized loss on securities arising during the
  period, net of taxes of $73 at March 31, 2001             (205)      (116)      (261)      (116)
 Reclassification adjustment for (gains)
  losses included in net income                               85         67        141         67
                                                        --------   --------   --------   --------

    Total other comprehensive income                        (120)       (49)      (120)       (49)
                                                        --------   --------   --------   --------

Total comprehensive income                              $    273   $    125   $    563   $    292
                                                        ========   ========   ========   ========

Basic earnings (loss) per share                         $   0.12   $   0.05   $   0.21   $   0.10
                                                        ========   ========   ========   ========

Diluted earnings (loss) per share                       $   0.12   $   0.05   $   0.21   $   0.10
                                                        ========   ========   ========   ========

                             See Accompanying Notes

                               PARIS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED

(in thousands)                                                       SIX MONTHS             SIX MONTHS
                                                                        ENDED                  ENDED
                                                                        3-31-01               3-31-00
                                                                       --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                           $    683              $    341
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation                                                            200                   257
    Gain on sale of property, and equipment                                (186)                 (178)
    (Gain) Loss on sale of investments                                       (3)                    1
    Equity in limited partnership interests                                   0                   (99)
    Provision for bad debts                                                  60                    57
    Deferred income tax expense                                               0                    37
    Minority interest                                                        62                   (62)
  (Increase) decrease in assets:
    Accounts receivable                                                    (212)                  817
    Inventories                                                             349                  (773)
    Recoverable income taxes                                                  0                   190
    Prepaid expenses                                                        (79)                  (26)
    Other assets                                                            (33)                  140
  Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                                  (824)               (1,913)
    Accrued payroll and related expenses                                     (8)                 (327)
    Income taxes payable                                                    226                    29
                                                                       --------              --------

     Total adjustments                                                     (447)               (1,850)
                                                                       --------              --------

              Net cash provided by (used in) operating activities           235                (1,509)
                                                                       --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of investments                                       1,105                   120
  Purchase of investments                                                (1,163)                 (152)
  Purchase of property and equipment                                       (224)                 (122)
                                                                       --------              --------

              Net cash provided by (used in) investing activities          (282)                 (154)
                                                                       --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Sales of treasury stock                                                      0                     4
 Purchase of treasury stock                                                   0                  (481)
 Dividend Paid                                                                0                  (339)
 Proceeds of note payable, bank                                           2,600                     0
 Repayments of note payable                                                  (9)                  (48)
                                                                       --------              --------
             Net cash used in financing activities                        2,591                  (864)

Net decrease in cash and cash equivalents                                 2,544                (2,527)
Cash and cash equivalents, at beginning of period                         2,828                 3,880
                                                                       --------              --------
Cash and cash equivalents, at end of period                            $  5,372              $  1,353
                                                                       ========              ========
Supplemental disclosures of cash flow information:
  Cash paid for interest expense                                       $    108              $      5
  Cash paid for income taxes                                           $    103              $     45

                             See Accompanying Notes

                               PARIS CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDRES' EQUITY
   FOR THE YEAR ENDED SEPTEMBER 30, 1999 AND SIX MONTHS ENDED MARCH 31, 2001


                                                                        Additional      Accumulated Other
                                                   Common Stock         Paid - In         Comprehensive         Retained
                                                 Shares    Amount        Capital          Income (Loss)         Earnings
                                                ---------  -------      ----------      -----------------      -----------

Balance, September 30, 1998                     3,937,517   15,751       8,588,243               (163,412)       7,797,181
Purchase of 61,800 treasury shares                      -        -               -                      -                -
Issuance of 11,400 treasury shares                      -        -               -                      -                -
Dividends paid ($0.20 per share)                        -        -               -                      -         (708,825)
Net income                                              -        -               -                      -          960,730
Other comprehensive income                              -        -               -                 97,066                -
                                              ------------------------------------      -----------------      -----------
Balance, September 30, 1999                     3,937,517   15,751       8,588,243                (66,346)       8,049,086
Purchase of 237,710 treasury shares                     -        -               -                      -                -
Issuance of 4,000 treasury shares                       -        -               -                      -                -
Dividends paid ($0.10 per share)                        -        -               -                      -         (328,085)
Net income                                              -        -               -                      -          662,867
Other comprehensive loss                                -        -               -                 (9,454)               -
                                              ------------------------------------      -----------------      -----------
Balance, September 30, 2000                     3,937,517   15,751       8,588,243                (75,800)       8,383,868
Net Income                                                                                                         682,305
Other comprehensive loss                                                                         (193,334)
                                              ------------------------------------      -----------------      -----------
Balance, March 31, 2001                         3,937,517  $15,751      $8,588,243              $(269,134)      $9,066,173
                                              ====================================      =================      ===========


                                                         Treasury Stock
                                                     Shares           Amount            Total
                                                     -----------------------          ----------

Balance, September 30, 1998                         (382,872)     (1,882,237)         14,355,526
Purchase of 61,800 treasury shares                   (61,800)       (141,454)           (141,454)
Issuance of 11,400 treasury shares                    11,400          23,500              23,500
Dividends paid ($0.20 per share)                           -               -            (708,825)
Net income                                                                               960,730
Other comprehensive income                                 -               -              97,066
                                                     -------------------------------------------
Balance, September 30, 1999                         (433,272)     (2,000,191)         14,586,543
Purchase of 237,710 treasury shares                 (237,710)       (501,081)           (501,081)
Issuance of 4,000 treasury shares                      4,000           8,250               8,250
Dividends paid ($0.10 per share)                           -               -            (328,085)
Net income                                                 -               -             662,867
Other comprehensive loss                                   -               -              (9,454)
                                                     -------------------------------------------
Balance, September 30, 2000                         (666,982)     (2,493,022)         14,419,040
Net Income                                                                               682,305
Other comprehensive loss                                                                (193,334)
                                                     -------------------------------------------
Balance, March 31, 2001                             (666,982)    $(2,493,022)        $14,908,011
                                                     ===========================================


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

2. The Company has agreements with certain customers and vendors which include potential rebates, commissions, and other liabilities upon the fulfillment of certain terms and conditions. Management had estimated and recorded contingent liabilities of approximately $403,000 as of September 30, 2000 related to these agreements and other potential liabilities. During the six months ended March 31, 2001, management increased the liability to $460,000, reflecting higher obligations.

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

5.   Inventories consist of the following at March 31, 2001 and September 30,
     2000:

                                       3/31/01     9/30/00
                                     ----------  ----------

                 Raw Materials       $  877,720  $1,473,441
                 Work in Progress       245,333     180,430
                 Finished Goods       2,390,189   2,208,093
                                     ----------  ----------

                                     $3,513,242  $3,861,964
                                     ==========  ==========

                               PARIS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS
                             ---------------------
                                 MARCH 31, 2001
                                 --------------



                                           THREE MONTHS                               SIX MONTHS
--------------------------------------------------------------------------------------------------------------
                                                   $            %                            $            %
                              2001      2000     CHANGE       CHANGE     2001     2000     CHANGE       CHANGE
--------------------------------------------------------------------------------------------------------------
Net Sales                    $11,031   $10,678     $353            3%  $21,975   $21,860    $ 115            1%
--------------------------------------------------------------------------------------------------------------
Cost of sales                  9,520     9,543      (23)          -0%   19,044    19,569     (525)          -3%
--------------------------------------------------------------------------------------------------------------
Gross profit                   1,511     1,135      376           33%    2,931     2,291      640           28%
--------------------------------------------------------------------------------------------------------------
Selling                          462       429       33            8%      994       915       79            9%
--------------------------------------------------------------------------------------------------------------
General and administrative       634       647      (13)          -2%    1,208     1,297      (89)          -7%
 expenses
--------------------------------------------------------------------------------------------------------------
Interest expense                  58         2       56         2800%      108         5      103         2060%
--------------------------------------------------------------------------------------------------------------
Other (income) expense          (201)     (225)      24          -11%     (393)     (531)     138          -26%
--------------------------------------------------------------------------------------------------------------
Pretax income (loss)             558       282      276           98%     1014       605      409           68%
--------------------------------------------------------------------------------------------------------------
Income taxes                     165       108       57           53%      331       264       67           25%
--------------------------------------------------------------------------------------------------------------
Net income (loss)            $   393   $   174     $219          126%  $   683   $   341    $ 342          100%
--------------------------------------------------------------------------------------------------------------


GROSS PROFIT
------------

Three Months Comparison

Gross profit for the three months ended March 31, 2001 of $1,511M increased $376M or 33% as compared to the same quarter in the prior year. Sales of $11,031M increased $353M or 3% and cost of sales of $9,520M decreased $23M.

Sales and Cost Factors
----------------------

Sales of stock continuous forms of $2,819M increased $58M or 2%. The unit volume decreased 7% while the average sell price increased 10%. The cost of sales for stock continuous forms of $2,349M decreased $9M. These changes resulted in a $67M increase in gross margin dollars due to effective margin management.

The sales of continuous custom products of $501M decreased $160M or 24%, while the unit volume decreased 18%. The cost of sales for continuous custom products of $388M declined $143M or 27% similar to the sales decline.

The sales of custom cutsheet products of $926M decreased $99M or 10% on lower unit volume of 17%. Cost of sales of $770M declined $120M or 13% similar to the decline in sales.

Sales of the Company's Laser3, DocuGard and HCFA product lines have increased $80M or 9%, from $900M to $980M despite a decline in unit volume of 3%. Cost of sales of $636M increased $18M or 3% due to effective margin management.

The consumer segment continues to trend upward as sales increased from $4,219M to $5,128M resulting in increased sales of 909M or 22%. Revenue continues to increase as the brands, including Burlington, continue to gain recognition and distribution. Cost of sales of $4,004M increased $668M or 20% similar to the revenue increase.

Signature Corporation accounted for net sales of $714M and cost of sales of $460M.

SIX MONTHS COMPARISON

Gross profit for the six months ended March 31, 2001 of $2,931M represented an increase of $640M or 28% as compared to the same period in the prior year. Sales of $21,975M increased $115M or 1% and cost of sales of $19,569M decreased $525M or 3%.

Sales and Cost Factors
----------------------

Sales of stock continuous forms of $5,547M decreased $60M or 1%. The unit volume decreased 10% while the average sell price increased 10%. The cost of sales for stock continuous forms decreased 3% similar to the decline in revenue. The increase in the average sell price is a result of higher paper costs.

Sales of continuous custom products of $1,047M declined $436M or 29% while the unit volume decreased 25%. The cost of sales for continuous custom products of $814M declined $388M or 32% similar to the decline in revenue.

The sale of custom cut sheet products of $1,908 decreased $52M or 3% on lower unit volume 10%. The disproportionate change in revenue versus units is a result of high average sell prices driven by increased paper costs. Cost of sales of $1,505M decline $81M or 5% similar to the decline in revenue.

Sales of the Company's Laser3, DocuGard and HCFA product lines have increased $219M or 12% on higher unit volume of 2% as a result of higher average sell prices driven by increased paper costs.

The consumer sales segment had revenue of $10,524M representing an increase of $1,807 or 21% cost of sales of $8,201 increased $1,382 or 20% similar to the revenue increase.

The effect of consolidating the results of operations of Signature Corporation increased revenue $1,193M and cost of sales $878M for the six months ended March 31, 2001.

OPERATING EXPENSES
------------------

THREE MONTHS COMPARISON

Operating expenses of $1,096M increased $20M or 2%. Selling expenses increased $33M due to increased marketing costs of $46M in support of the growth in the Consumer segments offset by a $13M reduction in salaries, benefits and travel expenses. These reductions are a result of the declining sales volume in the Commercial business. General and Administrative expenses decreased $13M or 2%.

SIX MONTHS COMPARISON

Operating expenses of $2,202 decreased $10M. Selling expenses increased $79M comprised of increased marketing costs of $115 offset by a reduction in sales salaries, benefits and travel expenses of $36M.

                           OTHER INCOME AND EXPENSES
                           -------------------------

Other income, net increased $45M for the three months ended March 31, 2001 and decreased $15M for the six months ended March 31, 2001. These changes relate primarily to the fluctuation of investment returns.

Interest expenses increased $56M and $103M for the three and six month period ending March 31, 2001. The increase relates to interest on the Company's working capital line of credit during fiscal 2001. The company did not utilize a working capital line of credit in fiscal 2000.

                       LIQUIDITY AND CAPITAL RESOURCES:
                       --------------------------------

Working Capital increased $488M from $12,370M to $12,858M and cash and cash equivalents increased $2,544 during the six months ended March 31, 2001.

Net cash provided by operating activities was $235M primarily derived from net income of $683M. Accounts Receivables increased $212M during the six months ended March 31, 2001 related to a slower collection cycle and increased sales volume at the end of the quarter. Inventories decreased $349M due to better inventory control resulting in quicker inventory turns. Accounts Payable and accrued expenses decreased $824M related to the improvement in inventory management.

Net cash used in investing activities was $282M. The company has expended $243M for the purchase of a new batcher sheeter for the conversion of a stock press. The sheeter will support the future growth of Custom cut sheets and value-added Consumer papers. The total machine and installation cost will be approximately $300M.

Net cash provided by financing activities was $2,591 related to proceeds of $2,600M from a revolving line of credit. In October 2000, Paris Business Products, Inc. agreed to a revolving line-of-credit with a bank for $3,500M. Borrowing as of March 31, 2001 were $2,600M. The line bears interest at the prime rate (8% as of March 31, 2001) and expires September 30, 2001. The line contains financial covenants including minimum working capital requirements, debt to equity limitations, cash flow requirements and other covenants and is collateralized by all of the asset of Paris Business Products, Inc.

The Company believes that it has sufficient resources to satisfy ongoing cash requirements. The Company will meet liquidity need through the revolving line of credit, cash provided by operations and investing activities.

                               PARIS CORPORATION
                                    PART II
                               OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

        (a)   Exhibits
              Computation of Primary Earnings Per Share
              Average Number of Common Shares
              Outstanding During the Period        3,270,535
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


                                    PARIS CORPORATION



                                    /s/ Dominic P. Toscani, Sr.
                                    -----------------------------
                                    Dominic P. Toscani, Sr.
                                    Chairman of
                                    the Board of Directors



                                    /s/ William L. Lomanno
                                    -----------------------------
                                    William L. Lomanno
                                    Chief Financial Officer and
                                    Principal Accounting Officer



DATE:   May 11, 2001