Form 10-Q
period 2001-06-30
PARIS CORP
filed 2001-08-13
CIK 789660

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   ________________________________________


                       FOR QUARTER ENDED, JUNE 30, 2001

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

               NUMBER OF SHARES OUTSTANDING AS OF JUNE 30, 2001

                       COMMON STOCK           3,270,535

                               PARIS CORPORATION

                                   CONTENTS

PART I.   FINANCIAL INFORMATION

          ITEM 1.   Financial Statements (Unaudited):                                            PAGE
                    Consolidated Balance Sheets - June 30, 2001
                    and September 30, 2000 (audited)..........................................      3

                    Consolidated Statements of Income
                    Three months ended, June 30, 2001 and 2000
                    Nine months ended, June 30, 2001 and 2000.................................      4

                    Consolidated Statements of Cash Flows -
                    Nine months ended, June 30, 2001 and 2000.................................      5

                    Consolidated Statement of Changes in Stockholders' Equity -
                    September 30, 2000 and June 30, 2001......................................      6

                    Notes to Consolidated Condensed
                    Financial Statements......................................................      7

          ITEM 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.............................      8 - 10


PART II.  OTHER INFORMATION (Items 1 through 5 - not applicable)

          ITEM 6.   Exhibits and Reports on Form 8-K..........................................     11

                    Signatures of Registrant..................................................     12

                               PARIS CORPORATION
                           CONSOLIDATED BALANCE SHEET

(in thousands)

ASSETS
                                                         6-30-01    9-30-00
                                                      (Unaudited)  (Audited)
                                                      -----------  ---------
Current assets:
     Cash and cash equivalents                          $  4,475   $  2,828
     Investments:
       Marketable securities                               4,062      3,937
       Other                                                 561        611
     Accounts receivable                                   5,401      5,422
     Inventories                                           3,842      3,862
     Prepaid expenses                                        245        321
     Deferred income taxes                                   164        164
                                                        --------   --------

        Total current assets                              18,750     17,145

Property and equipment, net                                1,598      1,590
Deferred tax asset                                           129        129
Other assets                                                 444        414
                                                        --------   --------

        Total Assets                                    $ 20,921   $ 19,278
                                                        ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Working Capital                                    $  1,139   $      0
     Note payable                                              0          9
     Accounts payable and accrued expenses                 3,564      4,148
     Accrued payroll and related expenses                    289        297
     Income taxes payable                                    359         95
     Deferred tax liability                                    7          7
     Deferred revenue                                          0        219
                                                        --------   --------

        Total current liabilities                          5,358      4,775

        Total Liabilities                                  5,358      4,775
                                                        --------   --------

MINORITY INTEREST                                            225         84
                                                        --------   --------
Shareholders' equity:
     Common stock                                             16         16
     Additional paid in capital                            8,588      8,588
     Retained earnings                                     9,343      8,384
     Accumulated other comprehensive loss                   (116)       (76)
     Treasury stock                                       (2,493)    (2,493)
                                                        --------   --------

        Total Shareholders' equity                        15,338     14,419
                                                        --------   --------

        Total Liabilities and Shareholders' Equity      $ 20,921   $ 19,278
                                                        ========   ========

                            See Accompanying Notes

                               PARIS CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                   Unaudited

(in thousands, except per share data)

                                                                 THREE      THREE      NINE       NINE
                                                                MONTHS     MONTHS     MONTHS     MONTHS
                                                                 ENDED      ENDED      ENDED      ENDED
                                                                6-30-01    6-30-00    6-30-01    6-30-00
                                                               --------   --------   --------   --------
Net Sales                                                      $ 10,303   $ 10,198   $ 32,278   $ 32,057

Cost of products sold                                             8,843      9,096     27,887     28,665
                                                               --------   --------   --------   --------

Gross profit                                                      1,460      1,102      4,391      3,392
                                                               --------   --------   --------   --------

Selling expenses                                                    523        506      1,517      1,421
General and administrative expenses                                 595        601      1,802      1,897
Interest expense                                                     41          1        149          7
Gain on sale of building                                            (40)       (89)      (219)      (268)
Other (income) expense                                             (109)      (114)      (383)      (404)
                                                               --------   --------   --------   --------

Income before minority interest                                     450        197      1,525        739
Minority Interest                                                   (80)       (27)      (141)        35
Provision for Income Taxes                                          (92)       (54)      (424)      (317)

Net Income                                                     $    278   $    116   $    960   $    457
                                                               ========   ========   ========   ========

Other comprehensive income
    Unrealized gain (loss) on securities arising during the
     period, net of taxes of $15 at June 30, 2001                    18       (405)        13       (406)
    Reclassification adjustment for (gains)
     losses included in net income                                  (43)       229        (38)       230
                                                               --------   --------   --------   --------

    Total other comprehensive income                                (25)      (176)       (25)      (176)
                                                               --------   --------   --------   --------

Total comprehensive income                                     $    253   $     60   $    935   $    281
                                                               ========   ========   ========   ========

Basic earnings per share                                       $   0.08   $   0.04   $   0.29   $   0.14
                                                               ========   ========   ========   ========

Diluted earnings per share                                     $   0.08   $   0.04   $   0.29   $   0.14
                                                               ========   ========   ========   ========

                            See Accompanying Notes

                               PARIS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                   Unaudited

(in thousands)                                                        NINE MONTHS   NINE MONTHS
                                                                         ENDED         ENDED
                                                                         6-30-01       6-30-00
                                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                            $    960      $    457
                                                                        --------      --------

  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation                                                             299           371
    Gain on sale of property and equipment                                  (231)         (268)
   (Gain)/Loss on sale of investments                                        (53)            7
    Equity in limited partnership interests                                   50          (124)
    Provision for bad debts                                                   90           114
    Minority interest                                                        141           (35)
  (Increase) decrease in assets:
    Accounts receivable                                                      (69)          625
    Inventories                                                               20          (529)
    Recoverable income taxes                                                   0           190
    Prepaid expenses                                                          76             2
    Other assets                                                             (30)          181
  Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                                   (354)       (1,958)
    Accrued payroll and related expenses                                      (8)           45
    Income taxes payable                                                     264            82
                                                                        --------      --------

      Total adjustments                                                      195        (1,297)
                                                                        --------      --------

              Net cash provided by (used in) operating activities          1,155          (840)
                                                                        --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of investments                                        1,973           487
  Purchase of investments                                                 (2,304)         (679)
  Proceeds from sale of property & equipment                                  13             0
  Purchase of property and equipment                                         320          (248)
                                                                        --------      --------

              Net cash used in investing activities                         (638)         (440)
                                                                        --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Sales of treasury stock                                                       0             4
 Purchase of treasury stock                                                    0          (501)
 Dividend Paid                                                                 0          (339)
 Proceeds of note payable, bank                                            1,139             0
 Repayments of note payable                                                   (9)          (75)
                                                                        --------      --------

             Net cash provided by  (used in) financing activities          1,130          (911)

Net increase (decrease) in cash and cash equivalents                       1,647        (2,191)
Cash and cash equivalents, at beginning of period                          2,828         3,880
                                                                        --------      --------

Cash and cash equivalents, at end of period                             $  4,475      $  1,689
                                                                        ========      ========

Supplemental disclosures of cash flow information:
  Cash paid for interest expense                                        $    149      $      7
  Cash paid for income taxes                                            $    153      $     45

                            See Accompanying Notes

                               PARIS CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDRES' EQUITY
   FOR THE YEAR ENDED SEPTEMBER 30, 1999 AND NINE MONTH ENDED JUNE 30, 2001

                                                                  Accumulated Other
                                  Common Stock      Additional     Comprehensive     Retained      Treasury Stock
                                Shares    Amount  Paid-in Capital  Income (Loss)     Earnings    Shares      Amount        Total
                                ------    ------  ---------------  -------------     --------    ------      ------        -----
Balance at September 30, 1998  3,937,517   15,751    8,588,243         (163,412)     7,797,181  (382,872)  ($1,882,237)  14,355,526

Purchase of 61,800
 treasury shares                       -        -            -                -              -   (61,800)     (141,454)    (141,454)

Issuance of 11,400
 treasury shares                       -        -            -                -              -    11,400        23,500       23,500

Dividends paid ($0.20 per
 share)                                -        -            -                -       (708,825)        -             -     (708,825)

Net income                             -        -            -                -        960,730         -             -      960,730

Other comprehensive income             -        -            -           97,066              -         -             -       97,066
                               ---------  -------   ----------        ---------     ----------  --------  ------------  -----------

Balance at September 30, 1999  3,937,517   15,751    8,588,243          (66,346)     8,049,086  (433,272)   (2,000,191)  14,586,543

Purchase of 237,710
 treasury shares                       -        -            -                -              -  (237,710)     (501,081)    (501,081)

Issuance of 4,000 treasury
 shares                                -        -            -                -              -     4,000         8,250        8,250

Dividends paid ($0.10 per
 share)                                -        -            -                -       (328,085)        -             -     (328,085)

Net income                             -        -            -                -        662,867         -             -      662,867

Other comprehensive loss               -        -            -           (9,454)             -         -             -       (9,454)
                               ---------  -------   ----------        ---------     ----------  --------  ------------  -----------
Balance at September 30, 2000  3,937,517   15,751    8,588,243          (75,800)     8,383,868  (666,982)   (2,493,022)  14,419,040

Net Income                             -        -            -                -        959,923         -             -      959,923

Other comprehensive loss               -        -            -          (40,726)             -         -             -       40,726
                               ---------  -------   ----------        ---------     ----------  --------  ------------  -----------
Balance, June 30, 2001         3,937,517  $15,751   $8,588,243        $(116,526)    $9,343,791  (666,982) $ (2,493,022) $15,338,237
                               =========  =======   ==========        =========     ==========  ========  ============  ===========

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

2. The Company has agreements with certain customers and vendors which include potential rebates, commissions, and other liabilities upon the fulfillment of certain terms and conditions. Management had estimated and recorded contingent liabilities of approximately $403,000 as of September 30, 2000 related to these agreements and other potential liabilities. During the nine months ended June 30, 2001, management increased the liability to $545,000, reflecting higher obligations.

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

5.   Inventories consist of the following at June 30, 2001 and September 30,
     2000:

                                                         6/30/01     9/30/00
                                                        ---------   ---------

                                   Raw Materials       $1,060,511  $1,473,441
                                   Work in Progress       286,070     180,430
                                   Finished Goods       2,495,066   2,208,093
                                                       ----------  ----------

                                                       $3,841,647  $3,861,964
                                                       ==========  ==========

                               PARIS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS
                             ---------------------
                                 JUNE 30, 2001
                                 -------------

------------------------------------------------------------------------------------------------------------------------------
                                                           Three Months                              Nine Months
------------------------------------------------------------------------------------------------------------------------------
                                                                    $           %                            $            %
                                                2001      2000   Change       Change      2001      2000   Change       Change
------------------------------------------------------------------------------------------------------------------------------
Net Sales                                    $10,303   $10,198    $ 105         1%     $32,278   $32,057    $ 221         1%
------------------------------------------------------------------------------------------------------------------------------
Cost of sales                                  8,843     9,096     (253)       -3%      27,887    28,665     (778)       -3%
------------------------------------------------------------------------------------------------------------------------------
Gross profit                                   1,460     1,102      358        32%       4,391     3,392      999        29%
------------------------------------------------------------------------------------------------------------------------------
Selling                                          523       506       17         3%       1,517     1,421       96         7%
------------------------------------------------------------------------------------------------------------------------------
General and administrative expenses              595       601       (6)       -1%       1,802     1,897      (95)       -5%
------------------------------------------------------------------------------------------------------------------------------
Interest expense                                  41         1       40      4000%         149         7      142      2029%
------------------------------------------------------------------------------------------------------------------------------
Other (income) expense                           (69)     (176)     107       -61%        (461)     (707)     246       -35%
------------------------------------------------------------------------------------------------------------------------------
Pretax income (loss)                             370       170      200       118%       1,384       774      610        79%
------------------------------------------------------------------------------------------------------------------------------
Income taxes                                      92        54       38        70%         424       317      107        34%
------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                            $   278   $   116    $ 162       140%     $   960   $   457    $ 503       110%
------------------------------------------------------------------------------------------------------------------------------

     Gross Profit
     ------------

     Three Months Comparison

     Gross profit for the three months ended June 30, 2001 of $1,460M increased $358M or 32% as compared to the same quarter in the prior year. Net sales of $10,303M increased $105M or 1% and cost of sales of $8,843M decreased $253M.

     Sales & Cost Factors
     --------------------

     Sales of stock continuous forms of $2,399M decreased $828M or 26%. The unit volume decreased 30% while the average sell price increased 5%. The cost of sales for stock continuous forms of $2,004M decreased $676M or 25% equivalent to the decline in sales. The large decline in sales volume can be attributed to two factors: (1) declining market of the product line (2) higher than normal sales volume in the third quarter of fiscal 2000 due to the closing of a competitor.

     The sales of continuous custom products of $602M increased $55M or 10%, while the unit volume decreased 9%. The cost of sales for continuous custom products of $460M increased $7M or 2%. These changes resulted in a $48M increase in gross margin dollars due to effective margin management.

     Sales of the Company's Laser3, DocuGard and HCFA product lines have decreased $37M or 4%. The decrease can be attributed to a 10% decline in volume while the average sell price increased 6%. Cost of sales of $562M decreased $69M or 11% similar with the decline in unit volume.

The consumer segment continues to trend upward as sales increased from $3,317M to $4,784M resulting in increased sales of $1,467M or 44%. Revenue continues to increase as the brands, including Burlington, continue to gain recognition and distribution. Cost of sales of $3,628M increased $964M or 36%. Cost of sales did not accelerate at the same pace as revenue due to a favorable product mix.

Signature Corporation accounted for net sale of $892 and cost of sales of $638M during the three months ended June 30, 2001.

Nine Months Comparison

Gross profit for the nine months ended June 30, 2001 of $4,391M represented an increase of $999M or 29% as compared to the same period in the prior year. Sales of $32,278M increased $221M or 1% and cost of sales of $27,887M decreased $778M or 3%.

Sales and Cost Factors
----------------------

Sales of stock continuous forms of $7,946M decreased $888M or 10%. The unit volume decreased 17% while the average sell price increased 9%. The cost of sales for stock continuous forms decreased $825M or 11% similar to the decrease in revenue as gross margins remained flat.

Sales of continuous custom products of $1,649M declined $382 or 19% while the unit volume declined 21%. The cost of sales for continuous custom products of $1,274 declined $381M or 23%.

The sale of custom cut sheet products of $2,753 decreased $146M or 5% on 8% lower unit volume. Cost of sales of $2,104 decreased $254M or 11% resulting in a 20% increase in gross margin dollars.

Sales of the Company's Laser3, DocuGard and HCFA product lines have increased $181M or 7% on lower unit volume of 2% as a result of higher average sell prices.

The consumer sales segment had revenue of $15,438M for the nine months ending June 30, 2001. The increase represents an increase of $3,285M or 27%. Cost of sales of $2,935M increased $2,355M or 25% similar to the increase in sales. The increase revenue led to a $930M increase in gross margin dollars when compared to the previous fiscal year.

The effect of consolidating the results of Signature Corporation increased revenue $2,085M and cost of sales $1,516M for the nine months ended June 30, 2001.

Operating Expenses
------------------

Three Months Comparison

Operating expenses of $1,118M increased $11M. Selling expenses increased $17M due to increased marketing costs of $81M in support of the growth in the consumer segment offset by a reduction in sales salaries, benefits and travel expenses. These reductions are a result of the declining sales volume in the Commercial business. General and Administrative expenses decreased $6M from $601M to $595M.

Nine Months Comparison

Operating expenses of $3,319M remained consistent in comparison to nine months ending June 2000 expense of $3,318M. Marketing expenses increased $196M as discussed in the three month comparison. Cost containment in General and Administrative expenses, in addition to a reduction in administrative and sales salaries offset the marketing increase.


                           OTHER INCOME AND EXPENSES
                           -------------------------

Other income, net decreased $94M from $202M to $108M for the three months ending June 30, 2001. The decrease related to (1) an increase in interest expense of $40M related to a new working capital line (2) decrease of $49M in income related to the amortization of the gain on the sale of the building in 1998.
The gain is fully recognized as of May 2001.

Other income, net decreased $212M from $665M to $453M for the nine months ending June 30, 2001 related to the same factors as above (1) increased interest $142M
(2) reduction on gain amortization of $49M.


                        LIQUIDITY AND CAPITAL RESOURCES:
                        --------------------------------

Working capital increased $1,022M from $12,370M to $13,392M and cash and cash equivalents increased $1,647M during the nine months ended June 30, 2001.

Net cash provided by operating activities was $1155M primarily derived from net income of $960M. Inventories, accounts payable and accrued expenses decreased due to improvement of inventory management.

Net cash used in investing activities was $638M. The Company invested $320M in equipment. The majority of the expense related to the purchase of a new batcher sheeter for the conversion of a stock press.

Net cash provided by financing activities was $1,130M related to a revolving line of credit. In October 2000, Paris Business Products, Inc. agreed to a revolving line-of-credit with a bank for $3,500M. Borrowing as of June 30, 2001 were $1,139M. The line bears interest at the prime rate (6.75% as of June 30, 2001) and expires September 30, 2001. The line contains financial covenants including minimum working capital requirements, debt to equity limitations, cash flow requirements and other covenants and is collateralized by all of the assets of Paris Business Products, Inc.

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


                                    PARIS CORPORATION


                                     /s/ Dominic P. Toscani, Sr.
                                    __________________________________
                                    Dominic P. Toscani, Sr.
                                    Chairman of the Board of Directors


                                     /s/ William L. Lomanno
                                    __________________________________
                                    William L. Lomanno
                                    Chief Financial Officer &
                                    Principal Accounting Officer



DATE:   August 13, 2001