Form 10-K
period 2001-09-30
PARIS CORP
filed 2002-01-17
CIK 789660

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required)

                    FOR FISCAL YEAR ENDED SEPTEMBER 30, 2001

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

                              Yes              No
                              [X]             [_]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of November 15, 2001 was $2,620,075

         Number of shares of outstanding common stock as of November 15, 2001:
3,270,535 shares.

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

     In January 1996, Paris changed its corporate name to Paris Corporation from Paris Business Forms, Inc.

     The Company converts mill paper rolls to business forms at its New Jersey manufacturing facility and distributes office products, through a number of market channels including forms dealers, paper merchants, stationers, office product and computer superstores, consumer electronics retailers, buying groups, supermarkets, and drugstore chains from their New Jersey and Texas facilities. Products include stock and custom continuous forms; mill cut, value added, and custom cut sheets; paper handling products for small offices and home offices. Geographically the Company markets its products throughout the United States and Canada through Company sales representatives, independent representatives, brokers, dealers, and distributors.

     Traditionally, the principal focus of the business was the manufacturing of continuous forms designed to run on dot matrix and high speed impact printers. The Company serves the stock continuous forms market and the custom forms market, providing business forms to commercial businesses to specification. Laser and inkjet printer technology continues to replace impact printers and, accordingly, the Company's market for continuous forms is shrinking at a pace estimated at 10% per year. The negative growth is more accelerated in the retail market serving small business/home business customers since the printer equipment investment is minimal and easy to replace. As a result, the Company has been shifting its focus to the development, manufacture, and sale of value-added and custom cut sheet products used on laser and inkjet printers. Perfed, punched, lined, collated, colored, photo quality, and novelty cut sheet products have been added to the product line. The continuous forms products segment as a percentage of total sales has decreased from 43% to 37% to 30% in fiscal years 1999, 2000, and 2001, respectively. It is estimated that this segment will only account for 25% of total sales in fiscal 2002.

     The Burlington product line of value-added and cut sheet products targeted to the small office and home office user has continued to expand with various offerings to meet the everyday needs of inkjet and laser printer paper demand as well as specialty products for photographic quality and other applications requiring maximum color contrast and optimal ink absorption. Growth in this product segment is expected to be 28% in FY 2002.

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

     For the years ended September 30, 2001 and 2000, approximately 68% and 56%, respectively, of the Company's sales were to three customers in the consumer segment. For the year ended September 30, 1999, approximately 70% of the Company's sales were to two customers in the consumer segment. No customer accounted for more than 10% of stock or custom shipments in FY01 or FY00. There was one customer that accounted for 14% of the custom business in FY99.

EMPLOYEES
---------

     As of September 30, 2001, the Company employed approximately 100 people in manufacturing, sales and administrative functions in its corporate offices and plants in New Jersey and Texas.

DISTRIBUTION AND MARKETING
--------------------------

     The Company markets the custom and stock forms products through many independent dealers in the United States and Canada, as well as through retail superstores. The independent distributors rely on several manufacturers, like the Company, to supply these end users. The distributors range in size from a single individual to a distributorship with several offices and an extensive sales force. The Company operates, or contracts for storage space, in strategically located warehouses along the east coast, southeast and southwest regions of the country. These locations are used as the storage and shipping points for its stock forms. Currently, the Company's primary method of generating sales contacts is through its own sales force, sales representatives, extensive marketing programs, referral and reputation.

     The sales force consists of five salespersons covering New England, Mid-Atlantic, Southeast, Midwest and Southwest regions of the United States. A network of independent sales representatives covering the entire United States has been assembled over the past few years to sell the new non-paper products through major resellers and retailers.

MANUFACTURING
-------------

     The Company's custom paper products are manufactured in the New Jersey plant on eight presses and one collator. The presses provide the Company with the ability to produce a wide variety of forms. Each piece of machinery requires a skilled operator; support personnel are required on some equipment. The custom forms operation runs primarily two shifts per day, with individual equipment varying. The estimated capacity of the custom business is approximately $15.0 million in sales at current prices.

     The Company's stock form business is manufactured in New Jersey on two presses. The majority of the stock forms are produced to be sold from inventory. Each press is also capable of producing customized computer paper or stock forms upon order. The stock operation is two shifts per day, five days per week, with overtime on an as-needed basis. The estimated annual capacity of the stock business is approximately $15 million in sales at current prices

     The Company's equipment is very well suited to produce nearly all of the forms products required by a forms distributor or retailer. The Company continues to monitor any new product requirements of its forms distributors and assess what new equipment or equipment modifications are required to produce the products.

OPERATIONS
----------

     The Company rents a 125,000 square foot plant and corporate office in Burlington, New Jersey and leases a 20,000 square foot warehouse in Fort Worth, Texas. There are no union affiliations among employees at the two locations.

     During the year ended September 30, 2001, the Company operated 5 custom presses, 2 stock presses, and 1 collator. The Company subleased a portion of its facilities under the terms of an operating lease which expires in January, 2002. Other income includes $77,000 of rental income for the year ended September 30, 2001.

     Utilization of production capacity approximated 60% in New Jersey.

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

ITEM 2 - PROPERTIES

     In May 1998, the Company entered into a contract to sell the office and production facility in New Jersey for a total price of $4,500,000. In addition, the Company entered into an agreement to lease the facility back for a period of three years plus, at the Company's option, an additional two three-year renewal periods. During FY01 the Company renewed one of the three year options. The total gain of $1,070,661 has been deferred and is being recognized over the term of the original lease in the monthly amount of $29,741. The amount of the gain deferred at September 30, 2000 was $0. The total gain recognized to date was $1,070,661 at September 30, 2001. The lease calls for monthly rental payments of $41,667 and escalating to $46,875 at the end of the lease.

     The Fort Worth, Texas facility was sold in June 1994 and replaced by a 45,000 square foot leased facility. In October 1999 the lease was modified, and the Company signed a three year lease reducing the facility to 20,000 square feet.

ITEM 3 - LEGAL PROCEEDINGS

     None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the year ended September 30, 2001.

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

                                           RANGE OF SALE PRICES
                                           --------------------

                                2001 FISCAL YEAR           2000 FISCAL YEAR
                                ----------------           ----------------

                                HIGH          LOW         HIGH          LOW
First Quarter                  2.188         1.750        2.250        1.750
Second Quarter                 3.125         1.750        2.625        1.938
Third Quarter                  3.600         2.438        2.125        1.875
Fourth Quarter                 3.700         2.500        2.375        1.781

The approximate number of shareholders of record as of December 15, 2001 was 200.

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

                        FOR THE YEAR ENDED SEPTEMBER 30,
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                   2001      2000      1999      1998      1997
                                   ----      ----      ----      ----      ----

NET SALES                       $43,050   $43,011   $35,433   $34,864   $51,674
INCOME (LOSS)
FROM OPERATIONS                   1,291       253       266      (763)   (3,372)

NET INCOME (LOSS)                 1,389       663       961       (16)   (2,469)

BASIC EARNINGS (LOSS)
PER SHARE                           .42       .20       .27    (0.004)    (0.68)

DILUTED EARNINGS (LOSS)
PER SHARE                           .42       .20       .27    (0.004)    (0.68)

TOTAL ASSETS                     22,242    19,278    21,419    20,570    23,477

WORKING CAPITAL                  14,368    12,120    11,698    12,426     9,999

LONG TERM DEBT
(excluding current portion)         498         0         0         0         0

SHAREHOLDERS' EQUITY             15,926    14,419    14,587    14,356   $14,701

CASH DIVIDENDS PER SHARE           NONE       .10       .20      NONE      NONE

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. ($ in thousands, except statistical data)

     The following discussion should be read in conjunction with the financial statements, including the related notes.

Liquidity and Capital Resources

     Working capital at the end of fiscal years 2001, 2000 and 1999 was $14,368, $12,120 and $11,698, respectively. Working capital increased $2,248 during the fiscal year ended September 30, 2001.

     Net cash provided by operating activities was $931, primarily generated from net income of $1389. Accounts receivable increased $444. Inventories decreased $227 as Paris Business Products reduced inventory $453 through better management. Conversely, Signature inventory increased $226, as sales were lower than expected. Accounts payable and accrued expenses decreased $1397 due to inventory management and an expedited turn around on trade payables to take advantage of prompt payment terms.

     Net cash provided by investing activities was $1841 primarily related to the net investment transactions of $2372 as marketable securities were sold and moved to a cash position. The purchase of property and equipment of $554 was primarily the purchase of a batcher sheeter for the conversion of a stock press in the amount of $271. The sheeter will support the anticipated growth of custom cut sheets and value-added Consumer papers.

     Net cash provided by financing activities was $2411. Proceeds from a working capital loan were $1705. Proceeds from leases payable were $775. The company financed the batcher sheeter which was purchased this year in addition to financing a press purchased in fiscal year 1999 which was originally funded internally. See Notes 7 and 9 in the Notes to the Consolidated Financial Statements for additional information on these financing activities.

     The Company believes that it has sufficient resources to satisfy ongoing cash requirements for the next twelve months. The Company will meet short-term liquidity needs through cash provided by operations and current financing arrangements.

2001 compared to 2000

     Net sales for the fiscal year ended September 30, 2001 were relatively flat increasing $39. Although revenue was flat the product mix continued to shift. The Consumer division had increased revenue of $4,828 or 29%. The growth is a result of continuing to increase distribution, launch new products, and the brand recognition of Burlington. Signature sales declined $2,480 as the Company eliminated non-profitable distribution. The Commercial segment had declining revenues of $2,744 or 12% as stock continuous computer paper and custom forms declined $2,219.

     Cost of sales for the fiscal year ended September 30, 2001 decreased $1,206 or 3%. The decline in cost of goods sold as revenue remained constant is a direct result of the change in product mix.

     Gross profit increased $1,245 or 28% in fiscal 2001 from $4,490 to $5,735 due to the above factors.

     Selling expenses, marketing costs and administrative expenses increased $207 or 5% in fiscal 2001. Selling expenses decreased $229 due to a reduction in salaries, benefits, and travel expenses. The relationship with Signature Corporation allowed for a consolidation of sales personnel. Marketing expenses increased $242 while supporting the growth of the Consumer segment. Administrative expenses increased $264 due primarily to the reversal of a $200 Federal Tax Audit Reverse in fiscal 2000.

     Interest expense increased $183 related to the working capital line the Company established in October, 2000 and Capital leases.

     Other income, net in fiscal 2001 decreased $561 due to (1) lower investment income of $228, (2) reduced gain on the sale of fixed assets, primarily from the amortization on the gain on the sale of the building of $133, (3) debt forgiveness income of $129 in fiscal 2000, and (4) other expenses, net of $11.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS:                                      PAGE

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2001
     AND 2000                                                             9

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
     (LOSS) FOR THE YEARS ANDED SEPTEMBER 30, 2001, 2000, AND 1999       10

CONSOLIDATED STATEMENT OF CHANGES IN  SHAREHOLDERS' EQUITY FOR
     THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999                   11

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS
     ENDED SEPTEMBER 30, 2001, 2000, AND 1999                            12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               13 - 28

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                          29

INDEPENDENT AUDITORS' REPORT                                             30

     FINANCIAL STATEMENT SCHEDULES NOT INCLUDED IN THIS FORM 10-K HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

                       PARIS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------
                                                                                              September 30,

                                                                                             2001             2000
                                                                                             ----             ----
Assets
Current Assets:
    Cash and cash equivalents                                                            $ 8,011,104      $ 2,828,114
    Investments:
        Available for sale                                                                 2,031,817        3,685,739
        Other                                                                                      -          611,000
    Accounts receivable, net of allowance for doubtful accounts of
        $382,911 in 2001 and $373,585 in 2000                                              5,709,869        5,422,198
    Inventories                                                                            3,634,852        3,861,964
    Prepaid expenses                                                                          39,751          321,389
    Deferred tax asset                                                                       437,200          163,581
                                                                                         -----------      -----------
           Total current assets                                                           19,864,593       16,893,985

Investments
    Available for sales                                                                            -          250,628

Property and equipment, net                                                                1,664,825        1,590,179

Deferred tax asset                                                                           400,900          129,308

Other assets                                                                                 311,428          413,451
                                                                                         -----------      -----------

               Total Assets                                                              $22,241,746      $19,277,551
                                                                                         ===========      ===========

Liabilities and Shareholders' Equity
Current Liabilities:
    Note payable, bank                                                                   $ 1,705,047                -
    Note payable                                                                                   -           $8,951
    Curretn maturities of obligations under capital leases                                   216,485                -
    Accounts payable and accrued expenses                                                  2,749,743        4,146,610
    Accrued payroll and related expenses                                                     334,696          297,179
    Income taxes payable                                                                     235,100           95,134
    Deferred tax liability                                                                   255,834            7,286
    Deferred revenue                                                                               -          218,891
                                                                                         -----------      -----------

           Total current liabilities                                                       5,496,905        4,774,051

Long term debt

      Obligations under capital leases, net of current maturities                            498,404                -
                                                                                         -----------      -----------

               Total liabilities                                                           5,995,309        4,774,051
                                                                                         -----------      -----------

Minority interest                                                                            320,706           84,460
                                                                                         -----------      -----------

Commitments and Contigencies

Shareholders' Equity:
    Common stock, $.004 par value;
    Authorized 10,000,000 shares; Issued 3,937,517 shares                                     15,751           15,751
    Additional paid-in capital                                                             8,588,243        8,588,243
    Accumulated other comprehensive income (loss)                                             41,800         (75,800)
    Retained earnings                                                                      9,772,959        8,383,868
                                                                                         -----------      -----------

                                                                                          18,418,753       16,912,062

    Less common stock held in treasury, at cost;
        666,982 shares                                                                     2,493,022        2,493,022
                                                                                         -----------      -----------

               Total shareholders' equity                                                 15,925,731       14,419,040
                                                                                         -----------      -----------

               Total Liabilities and Shareholders' Equity                                $22,241,746      $19,277,551
                                                                                         ===========      ===========

                 See notes to consolidated financial statements

                       PARIS CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

-----------------------------------------------------------------------------------------------------------------------

                                                                                    Year ended September 30
                                                                                    -----------------------
                                                                             2001            2000             1999
                                                                             ----            ----             ----
Net sales                                                                 $43,049,923     $43,011,083      $35,432,551
                                                                          -----------     -----------      -----------

Costs and expenses:
    Cost of products sold                                                  37,314,488      38,520,851       31,358,303
    Selling expenses                                                        2,035,176       2,093,009        1,802,100
    General and administrative expenses                                     2,408,897       2,144,497        2,005,711
    Interest expense                                                          189,271           6,754           57,995
    Other income, net                                                        (454,438)     (1,010,246)      (1,250,466)
                                                                          -----------     -----------      -----------

        Total costs and expenses                                           41,493,394      41,754,865       33,973,643
                                                                          -----------     -----------      -----------

Income before income tax (expense)
     benefit and minority interest                                          1,556,529       1,256,218        1,458,908

Income tax (expense) benefit                                                   68,808        (602,880)        (547,759)
                                                                          -----------     -----------      -----------

Income before minority interest                                             1,625,337         653,338          911,149

    Minority interest                                                       (236,246)           9,529           49,581
                                                                          -----------     -----------      -----------

Net income                                                                  1,389,091         662,867          960,730
                                                                          -----------     -----------      -----------

Other comprehensive income
      Unrealized gain on securities arising during the
         period, net of taxes of $36,000 in 2001, $7,600
         in 2000, and $39,400 in 1999                                          58,411          19,785           58,525
      Reclassification adjustment for (gains)
        losses included in net income                                          59,189         (29,239)          38,541
                                                                          -----------     -----------      -----------

      Total other comprehensive income (loss)                                 117,600          (9,454)          97,066
                                                                          -----------     -----------      -----------

Total comprehensive income                                                $ 1,506,691     $   653,413      $ 1,057,796
                                                                          ===========     ===========      ===========

Basic earnings per share                                                  $      0.42     $      0.20      $      0.27
                                                                          ===========     ===========      ===========

Diluted earnings per share                                                $      0.42     $      0.20      $      0.27
                                                                          ===========     ===========      ===========

*Restated, Note 2

                 See notes to consolidated financial statements

                       PARIS CORPORATION AND SUBSIDIARIES
           CONSOLIDATION STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                         Additional Accumulated Other
                                         Common Stock    Paid - In    Comprehensive    Retained     Treasury Stock
                                        Shares   Amount   Capital     Income (Loss)    Earnings    Shares     Amount       Total
                                        ------   ------   -------     -------------    --------    ------     ------       -----
Balance, September 30, 1998            3,937,517 $15,751 $8,588,243   $  (163,412)    $7,797,181 (382,872) $(1,882,237) $14,355,526

Purchase of 61,800 treasury shares             -       -          -             -              -  (61,800)    (141,454)    (141,454)

Issuance of 11,400 treasury shares             -       -          -             -              -   11,400       23,500       23,500

Dividends paid ($0.20 per share)               -       -          -             -       (708,825)       -            -     (708,825)

Net income                                     -       -          -             -        960,730                            960,730

Other comprehensive income                     -       -          -        97,066              -        -            -       97,066
                                      ------------------------------  -----------     ---------------------------------------------

Balance, September 30, 1999            3,937,517  15,751  8,588,243       (66,346)     8,049,086 (433,272)  (2,000,191)  14,586,543

Purchase of 237,710 treasury shares            -       -          -             -              - (237,710)    (501,081)    (501,081)
                                                                                                                        -----------

Issuance of 4,000 treasury shares              -       -          -             -              -    4,000        8,250        8,250

Dividends paid ($0.10 per share)               -       -          -             -       (328,085)       -            -     (328,085)

Net income                                     -       -          -             -        662,867        -            -      662,867

Other comprehensive loss                       -       -          -        (9,454)             -        -            -       (9,454)
                                      ------------------------------  -----------     ---------------------------------------------

Balance, September 30, 2000            3,937,517  15,751  8,588,243       (75,800)     8,383,868 (666,982)  (2,493,022)  14,419,040

Net income                                     -       -          -             -      1,389,091        -            -    1,389,091

Other comprehensive loss                       -       -          -       117,600              -        -            -      117,600
                                      ------------------------------  -----------     ---------------------------------------------

Balance, September 30, 2001            3,937,517 $15,751 $8,588,243   $    41,800     $9,772,959 (666,982) $(2,493,022) $15,925,731
                                       ========= ======= ==========   ===========     ========== ========= ===========  ===========

                 See notes to consolidated financial statements

                       PARIS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                                  Year Ended September 30
                                                                                  -----------------------
                                                                            2001           2000           1999
                                                                            ----           ----           ----
Cash flows from operating activities
   Net income (loss)                                                    $ 1,389,091    $   662,867    $   960,730
                                                                        -----------    -----------    -----------
   Adjustments to reconcile net income to net cash
      cash provided by operating activities:
        Depreciation and amortization                                       477,697        727,684        555,660
        Gain on sale of property and equipment                             (240,351)      (372,887)      (371,718)
        (Gain) Loss on sale of investments                                  235,350        (48,289)      (366,683)
        Debt forgiveness income                                                   -       (128,999)             -
        Equity (deficiency) in limited partnership interests                 25,874       (123,574)      (168,500)
        Provision for doubtful accounts                                     156,000        153,065        115,100
        Equity in gain of investment in joint venture                             -              -        (75,183)
        Deferred income tax (benefit) expense                              (296,663)       307,067        266,650
        Minority interest                                                   236,246         (9,528)       (49,581)
        Noncash compensation                                                      -          4,250              -
        (Increase) decrease in assets:
           Accounts receivable                                             (443,671)       383,342     (1,289,244)
           Inventories                                                      227,112        304,926        103,424
           Refundable income taxes                                                -        190,252       (190,252)
           Prepaid expenses                                                 281,638       (262,859)       (15,867)
           Other assets                                                     102,024        (26,166)       (45,506)
        Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                         (1,396,869)    (1,050,195)     1,213,260
           Accrued payroll and related expenses                              37,517       (402,375)       179,238
           Income taxes payable                                             139,966         50,734       (193,475)
                                                                        -----------    -----------    -----------

   Total adjustments                                                       (458,130)      (303,552)      (332,677)
                                                                        -----------    -----------    -----------

   Net cash provided by operating activities                                930,961        359,315        628,053
                                                                        -----------    -----------    -----------
Cash flows from investing activities
   Decrease in restricted cash                                                    -              -      2,140,338
   Proceeds from sale of investments                                      3,058,389        968,783      3,964,583
   Purchase of investments                                                 (686,463)    (1,286,853)    (2,760,065)
   Proceeds from sale of property and equipment                              23,175         16,000              -
   Purchase of property and equipment                                      (554,057)      (200,058)      (911,904)
   Acquisition of majority interest in investee, net of cash acquired             -              -         39,171
                                                                        -----------    -----------    -----------

   Net cash provided by(used in) investing activities                     1,841,044       (502,128)     2,472,123
                                                                        -----------    -----------    -----------

Cash flows from financing activities
   Repayment of note payable                                                 (8,951)       (83,836)        (7,843)
   Sales of treasury stock                                                        -          4,000         23,500

   Purchase of treasury stock                                                     -       (501,081)      (141,454)
   Proceeds (repayment) of note payable, bank                             1,705,047              -     (2,459,052)
   Proceeds of lease payable, bank                                          775,000              -              -
   Repayment of lease payable, bank                                         (60,111)             -              -
   Dividends paid                                                                 -       (328,085)      (708,825)
                                                                        -----------    -----------    -----------

   Net cash provided by (used in) financing activities                    2,410,985       (909,002)    (3,293,674)
                                                                        -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents                      5,182,990     (1,051,815)      (193,498)

Cash and cash equivalents, beginning of year                              2,828,114      3,879,929      4,073,427
                                                                        -----------    -----------    -----------

Cash and cash equivalents, end of year                                  $ 8,011,104    $ 2,828,114    $ 3,879,929
                                                                        ===========    ===========    ===========
SUPPLEMENTAL Disclosures of Cash Flow Information
      Interest paid                                                     $   181,993    $    53,754    $    66,711
      Income taxes paid                                                     313,059         45,030        430,684

                 See notes to consolidated financial statements

                       PARIS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1                       Paris Corporation and Subsidiaries (collectively,
Nature of                    the "Company") manufacture stock and Nature of
Operations                   Operations custom business forms, provide value
                             added services to cut sheet products, and distribute plastic and office products and computer/printer peripheral products. The Company manufactures stock and custom forms in Burlington, New Jersey. The Company markets through retailers, resellers, and dealers throughout the United States and Canada.

NOTE 2                       Principles of Consolidation
                             ---------------------------
Summary of Significant
Accounting Policies          The consolidated financial statements include the
                             accounts of the Company and its wholly-owned and majority owned subsidiaries. All material intercompany transactions and balances have been eliminated.

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

                             Revenue Recognition
                             -------------------

                             The Company recognizes revenue from product sales upon delivery to its customer, which is the point when title passes to the customer.

                             Cash and Cash Equivalents
                             -------------------------

                             Cash and cash equivalents includes cash on deposit, money market accounts and securities maturing in 90 days or less.

                             Financial Instruments
                             ---------------------

                             The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses, and note payable approximate their fair values as of September 30, 2001 and 2000.

                             Investments
                             -----------

                             Management determines the appropriate
                             classification of investment securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The classification of those securities and the related accounting policies are as follows:

                                .    Available-for-Sale Securities

                             Available-for-sale securities consist of marketable equity and debt securities not classified as trading securities. Available-for-sale securities are stated at fair value based on quoted market prices and unrealized

                       PARIS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2                       Investments (continued)
                             -----------------------
Summary of Significant
Accounting Policies             .   Available-for-Sale Securities (continued)
(continued)
                             holding gains and losses are reported as a separate component of shareholders' equity, net of tax, except for permanent impairments in value which are recognized in current earnings. Realized gains and losses are included in income.

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

                             Property and Equipment and Depreciation
                             ---------------------------------------

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

                             Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation was $405,409, $483,841 and $531,817 for the years ended September 30, 2001, 2000 and 1999, respectively.

                             Other Assets
                             ------------

                             The Company provides display racks to its resellers for the display of its goods in stores. These display racks are amortized on the straight-line method over eighteen months commencing when the display racks are shipped to the resellers. Amortization was $72,288, $243,843 and $23,843 for
                             the years ended September 30, 2001, 2000 and 1999, respectively.

                       PARIS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2            Per Share Data
Summary of        --------------
Significant
Accounting        The following table sets forth the computation of
Policies          basic earnings per share for the years ended
(continued)       September 30, 2001, 2000 and 1999:

                                                  2001        2000       1999
                                                --------    --------   --------

                  Numerator
                      Net income available to
                         common shareholders   $1,389,091 $  662,867 $  960,730
                  Denominator
                      Weighted-average shares
                         outstanding            3,270,535  3,323,811  3,526,087

                  Basic earnings per share     $     0.42 $     0.20 $     0.27

                  The following table sets forth the computation of diluted earnings per share for the years ended September 30, 2001, 2000 and 1999:

                                                  2001        2000       1999
                                                --------    --------   --------

                  Numerator
                      Net income available to
                         common shareholders    $1,389,091 $  662,867 $  960,730
                  Denominator
                      Adjusted weighted-average
                       shares outstanding        3,312,901  3,326,647  3,538,398

                  Diluted earnings per share    $     0.42 $     0.20 $     0.27

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

                       PARIS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2                       Income Taxes
Summary of Significant       ------------
Accounting Policies
(continued)                  The Company accounts for income taxes under the
                             liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                             Comprehensive Income
                             --------------------

                             Comprehensive income consists of net income and unrealized gains and losses on certain investments in marketable debt and equity securities and is presented in the consolidated statement of operations and comprehensive income. Other comprehensive income is net of realized gains and losses included in net income. Accumulated other comprehensive income (loss) is net of related deferred income taxes and is presented as a component of shareholders' equity.

                             Accounting Pronouncements
                             -------------------------

                             In June, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations", SFAS 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations". In August, 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. In addition, it requires application of the provisions of SFAS 142 for goodwill and other intangible assets related to any business combinations completed after June 30, 2001, but prior to the adoption date of SFAS 142. SFAS 142 changes the accounting for goodwill and other intangible assets. Upon adoption, goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. All other acquired intangibles will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, or exchanged, regardless of the Company's intent to do so. Other intangibles will be amortized over their useful lives. SFAS 142 becomes effective for the Company on October 1, 2002.

                             SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 becomes effective for the Company on October 1, 2002. SFAS 144 replaces SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived

                       PARIS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2               Accounting Pronouncements (continued)
Summary of           -------------------------------------
Significant
Accounting           Assets to be Disposed Of and other related provisions. SFAS
Policies             144 provides updated guidance concerning the recognition
(continued)          and measurement of an impairment loss for certain types of long-lived assets. It also expands the scope of a discontinued operation to include a component of an entity, and it eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary.
                     SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years.

                     The adoption of the provisions of SFAS 141, SFAS 142, SFAS 143 and SFAS 144 will have no impact on the Company's results of operations, financial position or cash flows.

NOTE 3               Prior to August 31, 1999, Paris Corporation held a 44%
Investment in        interest in Signature Corporation ("Signature") which was
Signature            accounted for using the equity method of accounting. In
Corporation          September, 1999, as a accounted result of a stock tender by a Signature minority shareholder, the Company's interest in Signature increased to 57%. This change in ownership percentage in Signature was accounted for as a purchase and Signature has been consolidated in the accompanying financial statements. The results of operations of Signature have been included in the accompanying 1999 consolidated statement of operations for the month of September, 1999. Signature is a wholesaler of plastic and other office products.

                     The following pro forma results of operations information has been prepared to give effect to the purchase as if such transaction had occurred at the beginning of the period presented. The information presented is not necessarily indicative of results of future operations of the combined companies.

                                   Pro forma Results of Operations
                                            (Unaudited)

                                                                   Year Ended
                                                                 September 30,
                                                                      1999
                                                               -----------------
                     Net sales                                   $41,489,656

                     Net income                                  $   924,482

                     Basic earnings per share                    $      0.26

                     Diluted earnings per share                  $      0.26

                     Weighted average shares, basic                3,526,087

                     Adjusted weighted average shares, diluted     3,538,398

                       PARIS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


NOTE 4              Investments as of September 30, 2001 and 2000 are summarized
Investments         as follows:


                                                      2001                       2000
                                           --------------------------  -------------------------

                                            Fair Value       Cost       Fair Value      Cost
                                           ------------   -----------  ------------- -----------
                    Available for sale
                        Stocks               $1,471,899   $1,370,375    $1,410,402   $1,367,193
                        Mutual funds            393,548      429,401       598,166      778,389
                        U.S. treasuries
                         and bonds              166,370      164,407       167,655      165,073
                        Corporate
                         bonds
                         and notes                    -            -     1,509,516    1,497,575
                                             ----------   ----------    ----------   ----------

                        Total                $2,031,817   $1,964,183    $3,685,739   $3,808,230
                                             ==========   ==========    ==========   ==========

                    Noncurrent
                        Corporate
                         notes
                         maturing
                         December 19,
                         2001                $        -   $        -    $  250,628   $  250,937
                                             ==========   ==========    ==========   ==========

                    The fair value of the Companies' available for sale investments is net of margin loans of $15,425 and $886,554 as of September 30, 2001 and 2000, respectively.

                    Gross unrealized holding gains and losses as of September 30, 2001 and 2000 are as follows:

                                                       2001         2000
                                                     --------     --------

                    Gross unrealized gains
                         Stocks                      $243,697      $56,128
                         Mutual funds                       -        9,055
                         U.S. treasury and bonds        1,963       14,524

                    Gross unrealized losses
                         Stocks                      (142,173)      (2,049)
                         Mutual funds                 (35,853)    (200,149)
                         Corporate bonds and notes          -         (309)
                                                     --------    ---------

                         Total                       $ 67,634    ($122,800)
                                                     ========    =========

                       PARIS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


NOTE 4              Proceeds from the sale of securities classified as
Investments         available-for-sale for the years ended September 30, 2001,
(continued)         2000 and 1999 were $2,612,727, $968,783 and $460,699,
                    respectively. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification:

                                                          Year Ended September 30
                                             -----------------------------------------------

                                                 2001               2000            1999
                                             -------------    --------------    ------------
                    Gross realized gains        $465,452          $201,374        $  4,614
                                             =============    ==============    ============

                    Gross realized losses      ($561,298)        ($153,085)      ($ 69,755)
                                             =============    ==============    ============

                    Other Investments
                    -----------------

                    Other investments as of September 30, 2000 consisted of an interest in a limited partnership. The limited partnership invests in publicly traded securities with readily determinable market values. The Company accounts for these investments utilizing the equity method of accounting. Income and losses are recorded based on the Company's beneficial interest. The limited partnership interests were sold during 1999 for gross proceeds of $3,503,884 which resulted in a gross realized gain of $431,824. During 2000, the Company reinvested $500,000 in one of the Limited Partnerships which resulted in a recognized gain of $111,000. The limited partnership interests were sold during 2001 for gross proceeds of $445,662 which resulted in a recognized loss of $165,378.

NOTE 5              Inventories as of September 30, 2001 and 2000 consist of the
Inventories         following:

                                               2001             2000
                                          --------------   --------------

                    Raw materials           $  810,378       $1,473,441
                    Work in progress           334,729          180,430
                    Finished goods           2,489,745        2,208,093
                                          --------------   --------------

                                            $3,634,852       $3,861,964
                                          ==============   ==============


NOTE 6              Property and equipment as of September 30, 2001 and 2000
Property and        consist of the following:
Equipment

                                                                 2001             2000
                                                            ---------------   ---------------
                    Building improvements                     $    18,445       $    18,445
                    Machinery and equipment                     8,821,034         9,071,014
                    Furniture and fixtures                        300,977           377,095
                    Automobiles and trucks                        118,585           154,585
                                                            ---------------   ---------------
                                                                9,259,041         9,621,139
                    Less accumulated depreciation               7,594,216         8,030,960
                                                            ---------------   ---------------

                                                              $ 1,664,825       $ 1,590,179
                                                            ===============   ===============

                       PARIS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


NOTE 7              In October, 2000, Paris Business Products, Inc. agreed to
Note Payable,       a revolving line-of-credit with a bank September 30, 2001)
Bank                and expires March 31, 2002. The for $3,500,000. The line
                    bears interest at the prime rate (6.0% as ofline contains financial covenants including minimumworking capital requirements, debt to equity limitations, cash flow requirements, and other covenants and is collateralized by all of the assets of Paris Business Products, Inc.

NOTE 8              In connection with the Signature stock tender (see
Note Payable        Note 3), Signature converted $100,630 of accounts
                    payable into a promissory note. The note was payable monthly in installments of $9,059 with interest at 14.5%. The outstanding balance was $-0- and $8,951 as of September 30, 2001 and 2000, respectively.

NOTE 9              The Company is obligated under noncancelable lease
Obligations         arrangements for manufacturing equipment which expire at
Under Capital       various dates through September, 2006.
Leases and
Subsequent          The minimum lease payments are as follows:
Event

                              Year Ending September 30
                              ------------------------

                                      2002                            $260,689
                                      2003                             260,689
                                      2004                             195,280
                                      2005                              64,463
                                      2006                              64,463
                                                                      ---------

                          Total minimum lease payments                 845,584

                          Less amounts representing interest           102,695
                                                                      ---------

                          Present value of net minimum lease
                             payments                                  742,889

                          Less current maturities                      216,485
                                                                      ---------

                          Obligations under capital leases, net of
                             current maturities including subsequent
                             event

                                                                       526,404

                          Less subsequent event, lease proceeds
                             received in October, 2001                 (28,000)
                                                                      ---------

                           Obligations under capital leases, net of
                             current maturities                       $498,404
                                                                      =========

                       PARIS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


NOTE 9              The leased property is included in property and equipment
Obligations         as of September 30, 2001 as follows:
Under Capital
Leases and                Equipment                                $930,238
Subsequent                Less accumulated amortization             147,020
                                                                   --------
Event
(continued)                                                        $783,218
                                                                   ========


                    In October, 2001, the Company incurred an additional $28,000 of lease debt. This amount is included in the schedule of minimum lease payments on the preceding page.

NOTE 10             The composition of the (expense) benefit for income taxes
Income Taxes        for the years ended September  30, 2001, 2000 and 1999 is
                    as follows:

                                                    2001                2000                1999
                                                -------------      --------------      -------------
                    Current

                         Federal                ($  344,483)         ($ 181,067)        ($ 206,709)
                         State                       43,794            (114,746)           (74,400)
                                                -------------      --------------      -------------

                         Total current             (300,689)           (295,813)          (281,109)
                                                -------------      --------------      -------------

                    Deferred

                         Federal                    142,326            (411,480)          (196,077)
                         State                      227,171             104,413            (70,573)
                                                -------------      --------------      -------------

                         Total deferred             369,497            (307,067)          (266,650)
                                                -------------      --------------      -------------

                                                 $   68,808          ($ 602,880)        ($ 547,759)
                                                =============      ==============      =============

                    The 2001 deferred tax benefit considers the anticipated realization of the carryforward of certain federal and state net operating losses. The Company has state net operating loss carryforwards of approximately $9,400,000, available to offset future state taxable income. The state net operating loss carryforwards expire in the years through 2007

                    The Company's subsidiary, Signature Corporation has federal and state net operating loss carryforwards of approximately $1,600,000 and $984,000, respectively, available to offset future federal and state taxable income. The federal loss carryforwards expire at various dates through 2020. The state loss carryforwards expire at various dates through 2007.

                       PARIS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


NOTE 10           Reconciliations of income taxes with the amounts that would
Income Taxes      result from  applying the U.S. statutory rate are as follows:
(continued)

                                                               2001             2000             1999
                                                           -----------      -----------      -----------
                  Expense at statutory rates                ($481,590)       ($427,114)       ($481,740)
                  State income taxes, net of federal
                       income tax benefit                     (92,457)         (75,864)         (74,400)
                  Prior year over (under) accruals             59,993                -          (11,250)
                  Tax on deferred partnership
                       investment income                            -         (109,909)               -
                  Tax benefit of net operating loss
                       carryforward                           258,296                -                -
                  Deferred tax benefits of net
                       operating loss carryforwards           369,497                -                -
                  Other, net                                  (44,931)          10,007           19,631
                                                           -----------      -----------      -----------

                  Income tax (expense) benefit             $   68,808        ($602,880)       ($547,759)
                                                           ===========      ===========      ===========


                  The components of the net deferred tax asset as of September 30, 2001 and 2000 are as follows:

                                                                               2001             2000
                                                                           ------------     ------------
                  Inventory reserves                                       $   103,200      $   146,200
                  Allowance for doubtful accounts                              184,000          201,800
                  Reserve accruals                                              33,600           40,500
                  Gain on sale of building                                       -               96,100
                  Unrealized loss (income) on securities                       (25,834)          39,300
                  Limited partnership income                                     -              (46,600)
                  Depreciation                                                (230,000)        (325,500)
                  State net operating loss                                     882,200        1,047,200
                  Federal net operating loss                                   565,900          689,588
                                                                           ------------     ------------

                       Total                                                 1,513,066        1,888,588

                  Less valuation allowance                                     930,800        1,602,985
                                                                           ------------     ------------

                       Net deferred tax asset                              $   582,266      $   285,603
                                                                           ============     ============

                       PARIS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


NOTE 10         These amounts have been presented in the consolidated financial
Income Taxes    statements as follows:
(continued)

                                                         2001           2000
                                                      -----------   -----------

                 Current deferred tax asset           $  437,200    $  163,581
                 Noncurrent deferred tax asset           400,900       129,308
                 Current deferred tax liability         (255,834)       (7,286)
                                                      -----------   -----------

                                                      $  582,266    $  285,603
                                                      ===========   ===========

                The change in the valuation allowance is related to the recognition of the tax benefits of certain federal and state net operating loss carryforwards. The valuation allowance decreased $672,185 and $39,795 for the years ended September 30, 2001 and 2000, respectively.

NOTE 11         In November, 1995, the Board of Directors adopted the Company's
Stock Option    1995 Stock Option Plan to permit the issuance of incentive
Plan            stock options under Section 422 of the Internal  Revenue Code.
                There are 500,000 shares of common stock authorized for non-qualified and incentive stock options under the plan, which are subject to adjustment in the event of stock splits, stock dividends and other situations. Under the plan, no options may be granted more than ten years after the effective date of the plan. The exercise price of all incentive stock options granted under the option plan may be no less than fair market value of such shares on the date of grant. Stock option activity for the years ended September 30, 2001, 2000 and 1999 is as follows:

                                                         2001           2000            1999
                                                      ----------     ----------      ----------
                Outstanding, beginning of year          209,300        364,300         350,300
                Granted                                  92,000              -          44,000
                Expired/exercised                       (40,000)      (155,000)        (30,000)
                                                      ----------     ----------      ----------

                Outstanding, end of year                261,300        209,300         364,300
                                                      ==========     ==========      ==========

                Exercisable, end of year                261,300        209,300         320,300
                                                      ==========     ==========      ==========

                Available for grant, end of year
                                                        140,000        232,000         232,000
                                                      ==========     ==========      ==========

                Option price range as of              $1.875 to      $1.875 to       $1.875 to
                     September 30                     $7.250         $7.250          $7.975

                       PARIS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------



NOTE 11         Options outstanding as of September 30, 2001 have an average
Stock Option    exercise price of $3.01 and  a remaining contractual life of
Plan            4.80 years. Options outstanding as of September 30,  2000
(continued)     have an average exercise price of $3.23 and a remaining
                contractual life of 3.83 years. Options outstanding as of September 30, 1999 have an average exercise price of $3.50 and a remaining contractual life of 5.1 years.

                Statement of Financial Accounting Standards No. 123 ("SFAS No. 123") requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options granted under the fair value method of SFAS No. 123. The fair value of these equity awards was estimated at the date of grant using the Black-Scholes option pricing methods. The weighted average assumptions used were: risk free interest rate of 4.00% and 6.00%; expected volatility of 0.18% and 1.08%; expected option life of five to ten years and expected dividends rate of 0.0% for the years ended September 30, 2001 and 1999, respectively. No options were granted during the year ended September 30, 2000.

                The pro forma effect on net income and earnings per share for the years ended September 30, 2001, 2000 and 1999 is as follows:

                                                               2001           2000          1999
                                                            ----------     ---------     ----------
                Net income                As reported       $1,389,091      $662,867      $960,730
                                          Pro forma         $1,370,532      $662,867      $907,877

                Basic earnings per        As reported       $     0.42      $   0.20      $   0.27
                     share                Pro forma         $     0.42      $   0.20      $   0.26

                Diluted earnings per      As reported       $     0.42      $   0.20      $   0.27
                     share                Pro forma         $     0.41      $   0.20      $   0.26

NOTE 12         Leases
                ------
Commitments
and
Contingencies   The Company has certain operating leases, primarily for its New
                Jersey and Texas operating facilities, expiring at various dates.

                Rental expense amounted to $560,453, $561,756 and $562,919 for the years ended September 30, 2001, 2000 and 1999, respectively.

                       PARIS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


NOTE 12           Leases (continued)
                  ------------------
Commitments
and               Scheduled  minimum rental payments under noncancelable
Contingencies     operating leases as of September 30, 2001 were as follows:
(continued)
                       Year Ending September 30
                       ------------------------


                                 2002                 $ 573,000
                                 2003                   599,000
                                 2004                   328,000
                                                     ----------

                                                     $1,500,000
                                                     ==========

                  In May, 1998, the Company entered into a contract to sell its office and production facility in New Jersey for a total price of $4,500,000. In addition, the Company entered into an agreement to lease the facility back for a period of three years plus, at the Company's option, an additional two three-year renewal periods. In May, 2001, the Company exercised the first renewal option. The total gain of $1,070,661 has been deferred and is being recognized over the term of the original lease in the monthly amount of $29,741. The amount of the gain deferred was $-0- and $218,891 as of September 30, 2001 and 2000, respectively, and is included on the consolidated balance sheet in liabilities as deferred revenue. The total gain recognized to date was $1,070,661 and $851,770 as of September 30, 2001 and 2000, respectively.

                  During 2001, the Company subleased a portion of its facilities under the terms of an operating lease which expires in January, 2002. Other income includes $77,000 of rental income for the year ended September 30, 2001.

                  Contingencies
                  -------------

                  The Company has agreements with certain customers and vendors which include potential rebates, commissions and other liabilities upon the fulfillment of certain terms and conditions. Management has estimated and recorded contingent liabilities of approximately $478,000 and $403,000 as of September 30, 2001 and 2000, respectively, related to these agreements and other potential liabilities.

NOTE 13           The Company has a defined contribution plan covering
Profit-Sharing    substantially all employees. Employer contributions were
and Deferred      $65,458, $65,922 and $66,213 for the years ended September 30,
Compensation      2001, 2000 and 1999, respectively.
Plans

                       PARIS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 14        The Company operates in three basic segments or lines of
Segment        business. These segments are (1) stock continuous forms and
Information    cutsheets, (2) custom continuous forms and cutsheets, and (3)
               retail papers and office products, including computer/printer hardware and software products. The following table sets forth certain financial information with respect to these segments and reconciles such information to the consolidated financial statements.

                                                                Years Ended September 30
                                                ------------------------------------------------------

                                                      2001               2000                1999
                                                ----------------   ----------------    ---------------
              Net sales of products and
                    services
                      Stock forms                  $  11,049,288      $  13,079,349       $ 15,185,170
                      Custom forms                     9,241,307          9,931,876          6,359,148
                      Consumer products               22,759,328         19,999,858         13,888,233
                                                  ----------------   ----------------    ---------------

                     Total                         $  43,049,923      $  43,011,083       $ 35,432,551
                                                  ================   ================    ===============


               Segment operating income (loss)
                      Stock forms                 ($     179,907)    ($     340,116)     ($  1,096,045)
                      Custom forms                       675,842            547,142            214,422
                      Consumer products                1,142,621            415,134          1,275,077
                      Corporate                         (347,195)          (369,434)          (127,017)
                                                  ----------------   ----------------    ---------------

                     Total                         $   1,291,361      $     252,726       $    266,437
                                                  ================   ================    ===============


               Corporate consolidated income
                    (loss) before income taxes
                    and minority interest
                      Segment operating income
                      (loss)                       $   1,291,361      $     252,726       $    266,437
                      Interest expense                  (189,271)            (6,754)           (57,995)
                      Other income, net                  454,438          1,010,246          1,250,466
                                                  ----------------   ----------------    ---------------

                     Total                         $   1,556,529      $   1,256,218       $  1,458,908
                                                  ================   ================    ===============

               Assets
                    Stock forms                    $   2,479,339      $   3,411,204       $  6,817,640
                    Custom forms                       3,570,681          3,542,051          3,762,796
                    Corporate/other                   16,191,726         12,324,296         10,838,417
                                                  ----------------   ----------------    ---------------

                     Total consolidated            $  22,241,746      $  19,277,551       $ 21,418,853
                                                  ================   ================    ===============

                       PARIS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

________________________________________________________________________________

NOTE 14                                                Years Ended September 30
                                                    ------------------------------
Segment
Information           (continued)                     2001       2000       1999
                                                    --------   --------   --------
(continued)
                    Capital expenditures
                        Stock forms                 $ 36,244   $  5,091   $ 20,099
                        Custom forms                 329,266     62,979    716,477
                        Corporate/other              188,547    131,988    175,328
                                                    --------   --------   --------

                         Total consolidated         $554,057   $200,058   $911,904
                                                    ========   ========   ========


                    Depreciation and amortization
                         expense
                           Stock forms              $ 95,156   $183,891   $324,855
                           Custom forms              247,767    239,036    146,575
                           Corporate/other           134,774    304,757     84,230
                                                    --------   --------   --------

                         Total consolidated         $477,697   $727,684   $555,660
                                                    ========   ========   ========

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

NOTE 15             Other income, net, for the years ended September 30, 2001,
Other Income,       2000 and 1999 consists of the following:
Net

                                                             2001           2000           1999
                                                          ---------     -----------    -----------
                    (Equity) deficiency in limited
                         partnership interests              $25,874       ($123,574)     ($168,500)
                    (Gain) loss on sale of investments      235,350         (48,289)      (366,683)
                    Gain on sale of property and
                         equipment                         (240,351)       (372,887)      (371,718)
                    Interest income, net                   (411,555)       (261,755)      (238,266)
                    Other, net                              (63,756)       (203,741)      (105,299)
                                                          ---------     -----------    -----------

                         Total                            ($454,438)    ($1,010,246)   ($1,250,466)
                                                          =========     ===========    ===========

                    Interest income is net of margin interest expense of approximately $38,500, $47,000 and $7,500 for the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

                       PARIS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


________________________________________________________________________________

NOTE 16             The Company's financial instruments that are exposed to
Concentrations      concentrations of credit risk consist primarily of cash,
of Credit Risk      cash equivalents, investments and trade accounts receivable.
                    The Company places its cash and cash equivalents with commercial credit institutions. At times, the balances may be in excess of the FDIC insurance limit.

                    The Company maintains investment accounts with several stock brokerage firms. The accounts contain cash and securities. The Securities Investor Protection Corporation insures balances up to $500,000 (with a limit of $100,000 for cash).

                    For the years ended September 30, 2001 and 2000, approximately 68% and 56%, respectively, of the Company's sales were to three customers in the consumer segment. For the year ended September 30, 1999, approximately 70% of the Company's sales were to two customers in the retail segment. The Company routinely assesses the financial strength of customers and as a consequence believes that its trade accounts receivable credit risk exposure is limited.

                    The Company transacted significant business with two vendors who provided a combined total of 58% of product purchases for each of the years ended September 30, 2001, 2000 and 1999.

NOTE 17             In September, 1998, the Company began a buy-back program of
Stock Buy-Back      its common stock at prevailing market prices. As of
Program             September 30, 2001, the Company had purchased 119,700 of its common shares under this program.

                    In December, 1999, the Company purchased 175,500 of its common shares from one investor in a separate transaction.

NOTE 18             The Company is negotiating a plan to take the Company
Pending             private. Although the terms of the plan have not been
Subsequent          finalized as of the date of this report, management expects
Event,              to redeem all outstanding shares of the Company (except
Privatization       those held by Gerard M. Toscani, the Company's Senior Vice
                    President) at a redemption price of $4.50 per share. Gerard
                    M. Toscani would then own 100% of the Company's shares.
                    Management is also negotiating the terms of bank financing for the expected transaction. No adjustments have been made to the accompanying financial statements as a result of this pending transaction.

                                PARIS CORPORATION
                                -----------------
                                   SCHEDULE II
                                   -----------
                        VALUATION AND QUALIFYING ACCOUNTS
                        ---------------------------------

                                   Balance at beginning    Additions charged to                      Balance at
                                        of period            cost and expenses      Deductions     end of period
                                   --------------------    --------------------     ----------     -------------
For the year ended
 September 30, 2001:
      Allowance for
        doubtful accounts:              $373,585                 $156,000           $146,673         $382,912
      Allowance for
        contingency reserve:            $ 12,500                 $ 23,414           $      0         $ 35,914
      Allowance for
        inventory obsolescence:         $340,000                 $117,768           $239,220         $218,548

For the year ended
 September 30, 2000:
      Allowance for
        doubtful accounts:              $453,600                 $153,065           $233,080         $373,585
      Allowance for
        contingency reserve:            $      0                 $      0           $ 12,500         $ 12,500
      Allowance for
        inventory obsolescence          $560,552                 $ 70,000           $290,552         $340,000

For the year ended
 September 30, 1999:
      Allowance for
        doubtful accounts:              $317,458                 $157,184           $ 21,042         $453,600
Allowance for
        inventory obsolescence          $760,591                 $      0           $200,039         $560,552

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As disclosed in form 8K filed in June 2000, incorporated herein by reference.

                          Independent Auditor's Report


Board of Directors and Shareholders
Paris Corporation
Burlington, New Jersey

          We have audited the accompanying consolidated balance sheets of PARIS CORPORATION AND SUBSIDIARIES as of September 30, 2001 and 2000 and the related consolidated statements of operations and comprehensive income, of changes in shareholders' equity and of cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of PARIS CORPORATION AND SUBSIDIARIES for the years ended September 30, 1999, were audited by other auditors, whose report dated November 19, 1999 expressed an unqualified opinion on those statements.

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

          In our opinion, the 2001 and 2000 consolidated financial statements referred to above present fairly, in all material respects, the financial position of PARIS CORPORATION AND SUBSIDIARIES as of September 30, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ GOLDENBERG ROSENTHAL, LLP


Jenkintown, Pennsylvania
November 30, 2001

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors of the Company are elected for a term of one year. The current Directors and Officers of the Company, together with their ages, positions, backgrounds, and business experiences are set forth below:

NAME                            AGE      POSITION WITH THE COMPANY
----                            ---      -------------------------

Dominic P. Toscani, Sr.         73       President, Chief Executive Officer,
(4)                                      Treasurer and Chairman of the Board of
                                         Directors

Gerard M. Toscani               41       Senior Vice President and Director
(3), (4)

Palmer E. Retzlaff              70       Director
(2), (3)

Frank A. Mattei, M.D.           80       Director
(1)

Oscar Tete                      77       Director
(1), (2)

John V. Petrycki                61       Director
(1), (3)

Gerald A. Sandusky              57       Director
(1), (2)

William L. Lomanno              34       Chief Financial Officer

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

     William L. Lomanno became Chief Financial Officer in April 1998. He has been with the Company since 1991 and has previously served as the Controller and Accounting Manager for the Company.

ITEM 11 - SUMMARY COMPENSATION

        The following table contains information regarding the individual compensation of the two most highly compensated officers of the Company in fiscal years 2001, 2000 and 1999.

                           Summary Compensation Table

                                             Annual Compensation
                                            ---------------------

            Name and               Fiscal
      Principal Position            Year       Salary     Bonus
---------------------------------  ------     --------   -------
Dominic P. Toscani, Sr.             2001      $269,067   $     0
Chairman of the Board               2000      $269,557   $ 5,243
and President                       1999      $268,367   $     0

Gerard M. Toscani                   2001      $196,597   $     0
Senior Vice President               2000      $195,707   $28,860
                                    1999      $180,654   $     0

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                             (AS NOVEMBER 15, 2000)

Title of     Name and Address of          Amount and Nature of       Percent of
Class         Beneficial Owner            Beneficial Ownership (1)   Class (1)
---------    --------------------------   ------------------------   -----------
Common       Dominic P. Toscani (2)               1,128,462             32.0%
Stock        and Nancy C. Toscani
             122 Kissel Road
             Burlington, NJ 08016

Common       Frank A. Mattei                      1,069,831             30.3%
Stock        1016 Mercer Street
             Cherry Hill, NJ 08034

Common       The Caritas Foundation (3)             383,835            10.9%
Stock        700 Hobbs Road
             Wayne, PA 19087

Common       Gerard M. Toscani                      165,010             4.7%
Stock

Common       Palmer E. Retzlaff                      16,000              *
Stock

Common       Oscar Tete                              14,012              *
Stock

Common       John Petrycki                           13,000              *
Stock

Common       Gerald A. Sandusky                       6,100              *
Stock
                                                  ---------          ------
All Directors (present and proposed) and
officers as a group (9 persons) (4)               2,437,505            69.0%

*  Less than 1%
(1) Based on 3,270,535 shares outstanding and 261,300 options currently exercisable on November 15, 2001.

(2) Includes 1,028,197 shares personally held; 35,520 shares held by Paris Corporation Profit Sharing Plan of which Mr. Toscani is the Plan Trustee; 14,745 shares held by Toscani Investment Company, a family partnership; and 50,000 options exercisable as of November 15, 2001.

(3) The Caritas Foundation, a tax exempt organization formed under Section 501(C)(3) of the Internal Revenue Code of 1954, as amended, was organized in 1984 by Dominic P. Toscani, Sr. to promote the objectives of free enterprise and to support individual freedom. At the present time Reverend Peter Toscani, O.S.A., is sole trustee of the foundation.

(4) Includes options currently exercisable individually and all officers as a group (215,000).

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

                                PARIS CORPORATION


Date:  January 15, 2002             By: /s/ Dominic P. Toscani, Sr.
       --------------------            -----------------------------------------
                                        Dominic P. Toscani, Sr.
                                        (President, Chairman Board of Directors)

Date:  January 15, 2002             By: /s/ William L. Lomanno
       --------------------            -----------------------------------------
                                        William L. Lomanno
                                        (Chief Financial Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   SIGNATURES

/s/ Dominic P. Toscani, Sr.         1/15/02              /s/ Frank A. Mattei                 1/15/02
-------------------------------------------------        -------------------------------------------------
Dominic P. Toscani, Sr.             (Date)               Frank A. Mattei                     (Date)
(President, Chairman Board of Directors)                 (Director)


/s/ William L. Lomanno              1/15/02              /s/ Palmer E. Retzlaff              1/15/02
-------------------------------------------------        -------------------------------------------------
William L. Lomanno                  (Date)               Palmer E. Retzlaff                  (Date)
(Chief Financial Officer)                                (Director)


/s/ Gerard M. Toscani               1/15/02              /s/ Oscar Tete                      1/15/02
-------------------------------------------------        -------------------------------------------------
Gerard M. Toscani                   (Date)               Oscar Tete                          (Date)
(Director)                                               (Director)


/s/ John V. Petrycki                1/15/02              /s/ Gerald A. Sandusky              1/15/02
-------------------------------------------------        -------------------------------------------------
John V. Petrycki                    (Date)               Gerald A. Sandusky                  (Date)
(Director)                                               (Director)