Form 10-Q
period 2001-12-31
PARIS CORP
filed 2002-02-25
CIK 789660

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  ___________________________________________


                      FOR QUARTER ENDED, DECEMBER 31, 2001

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


             NUMBER OF SHARES OUTSTANDING AS OF DECEMBER 31, 2001

                          COMMON STOCK      3,270,535

                               PARIS CORPORATION

                                    CONTENTS

PART I.   FINANCIAL INFORMATION

          ITEM 1.   Financial Statements (Unaudited):                                                  PAGE
                    Consolidated Balance Sheets - December 31, 2001 and September 30,
                    2001 (audited).....................................................................  3

                    Consolidated Statements of Income Three months ended, December 31,
                    2001 and 2000......................................................................  4

                    Consolidated Statements of Cash Flows - Three months ended, December 31,
                    2001 and 2000......................................................................  5

                    Consolidated Statement of Changes in Stockholders' Equity - September 30,
                    2001, 2000 and Three Months Ended December 31, 2001 ...............................  6

                    Notes to Consolidated Condensed Financial Statements...............................  7

          ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results
                    of Operations......................................................................  8 - 9

PART II.  OTHER INFORMATION (Items 1 through 5 - not applicable)

          ITEM 6.   Exhibits and Reports on Form 8-K...................................................  10

                    Signatures of Registrant...........................................................  11

                                PARIS CORPORATION
                           CONSOLIDATED BALANCE SHEET

(in thousands)

ASSETS
                                                                   12-31-01    9-30-01
                                                                 (Unaudited)  (Audited)
                                                                 -----------  ---------
Current assets:
  Cash and cash equivalents                                       $  10,035   $  8,011
  Investments:
   Marketable Securities                                              1,602      2,032
  Accounts receivable                                                 6,520      5,710
  Inventories                                                         3,456      3,635
  Prepaid expenses                                                       64         40
  Deferred income taxes                                                 437        437
                                                                  ---------   --------

    Total current assets                                             22,114     19,865

Property and equipment, net                                           1,675      1,665
Deferred tax asset                                                      401        401
Other assets                                                            230        311
                                                                  ---------   --------

    Total Assets                                                  $  24,420   $ 22,242
                                                                  =========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Working Capital                                                 $   2,364   $  1,705
  Current Maturities of obligations under capital leases                216        216
  Accounts payable and accrued expenses                               4,253      2,750
  Accrued payroll and related expenses                                  238        335
  Income taxes payable                                                   26        235
  Deferred tax liability                                                256        256
                                                                  ---------   --------

    Total current liabilities                                         7,353      5,497

Long term debt
  Obligations under capital leases, net of current maturities           475        498

    Total Liabilities                                                 7,828      5,995
                                                                  ---------   --------

MINORITY INTEREST                                                       296        321
                                                                  ---------   --------

Shareholders' equity:
  Common stock                                                           16         16
  Additional paid in capital                                          8,588      8,588
  Retained earnings                                                  10,143      9,773
  Accumulated other comprehensive income                                 42         42
  Treasury stock                                                     (2,493)    (2,493)
                                                                  ---------   --------
    Total Shareholders' equity                                       16,296     15,926
                                                                  ---------   --------

    Total Liabilities and Shareholders' Equity                    $  24,420   $ 22,242
                                                                  =========   ========

                             See Accompanying Notes

                                PARIS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                    Unaudited

(in thousands, except per share data)
                                                                  THREE       THREE
                                                                  MONTHS      MONTHS
                                                                  ENDED       ENDED
                                                                 12-31-01    12-31-00
                                                                ---------   ---------
Net Sales                                                       $ 12,356    $ 10,943

Cost of products sold                                             10,765       9,524
                                                                --------    --------

Gross profit                                                       1,591       1,419
                                                                --------    --------

Selling expenses                                                     456         533
General and administrative expenses                                  574         574
Interest expense                                                      36          50
Gain on sale of building                                               0         (89)
Other (income) expense                                               (28)        (90)
                                                                --------    --------

Income before minority interest                                      553         441
Minority Interest                                                    (24)        (15)
Provision for Income Taxes                                           206         166
                                                                --------    --------

Net Income                                                      $    371    $    290
                                                                ========    ========

Other comprehensive income
   Unrealized loss on securities arising during                        0        (146)
     the period, net of taxes of $72,880 at December 31, 2001
   Reclassification adjustment for (gains)
       losses included in net income                                   0          26
                                                                --------    --------

   Total other comprehensive income (loss)                             0        (120)
                                                                --------    --------

Total comprehensive income                                      $      0    $    170
                                                                ========    ========

Basic earnings (loss) per share                                 $   0.11    $   0.09
                                                                ========    ========

Diluted earnings (loss) per share                               $   0.11    $   0.09
                                                                ========    ========

                             See Accompanying Notes

PARIS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                   Unaudited

(in thousands)                                                       THREE MONTHS   THREE MONTHS
                                                                        ENDED          ENDED
                                                                         12-31-01       12-31-00
                                                                    -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                            $     371      $     290

  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation                                                              117            134
    Gain on sale of property, and equipment                                     0            (95)
    Loss on sale of investments                                                28             41
    Equity in limited partnership interests                                     0              0
    Provision for bad debts                                                    30             30
    Deferred income tax (benefit) expense                                       0            (73)
    Minority interest                                                         (26)           (15)
  (Increase) decrease in assets:
    Accounts receivable                                                      (840)          (143)
    Inventories                                                               179            205
    Recoverable income taxes                                                    0              0
    Prepaid expenses                                                          (24)          (130)
    Other assets                                                               81             48
  Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                                   1,503           (364)
    Accrued payroll and related expenses                                      (97)          (112)
   Income taxes payable                                                      (209)           136
                                                                        ---------      ---------

     Total adjustments                                                        742           (338)
                                                                        ---------      ---------

        Net cash provided by (used in) operating activities                 1,113            (48)
                                                                        ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of investments                                           429            523
  Purchase of investments                                                     (27)          (605)
  Proceeds from the sale of property and equipment                              0              6
  Purchase of property and equipment                                         (127)           (12)
                                                                        ---------      ---------

              Net cash provided by (used in) investing activities             275            (88)
                                                                        ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Sales of treasury stock                                                                       0
 Purchase of treasury stock                                                     0              0
 Proceeds of note payable, bank                                               659          2,600
 Proceeds lease payable                                                        28
 Repayments of note payable                                                   (51)            (9)
                                                                        ---------      ---------

             Net cash used in financing activities                            636          2,591

Net increased (decrease) in cash and cash equivalents                       2,024          2,455
Cash and cash equivalents, at beginning of period                           8,011          2,828
                                                                        ---------      ---------

Cash and cash equivalents, at end of period                             $  10,035      $   5,283
                                                                        =========      =========

Supplemental disclosures of cash flow information:
  Cash paid for interest expense                                        $      36      $      50
  Cash paid for income taxes                                            $     415      $      58

                            See Accompanying Notes

                      PARIS CORPORATION AND SUBSIDIARIES
          CONSOLIDATION STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
 YEARS ENDED SEPTEMBER 30, 2001, 2000 AND THREE MONTHS ENDED DECEMBER 31, 2001
-------------------------------------------------------------------------------

                                                                                  Additional      Accumulated Other
                                                                 Common Stock      Paid - In        Comprehensive      Retained
                                                               Shares   Amount      Capital         Income (Loss)      Earnings
                                                             --------- -------    ----------      -----------------    --------
Balance, September 30, 1999                                   3,937,517   15,751   8,588,243           (66,346)         8,049,086

Purchase of 237,710 treasury shares                                   -        -           -                 -                  -

Issuance of 4,000 treasury shares                                     -        -           -                 -                  -

Dividends paid ($0.10 per share)                                      -        -           -                 -           (328,085)

Net income                                                            -        -           -                 -            662,867

Other comprehensive income                                            -        -           -            (9,454)                 -
                                                            --------------------------------       -----------      -------------

Balance, September 30, 2000                                   3,937,517   15,751   8,588,243           (75,800)         8,383,868

Net Income                                                                                                              1,389,091

Other comprehensive loss                                                                               117,600
                                                            --------------------------------       -----------      -------------


Balance, September 30, 2001                                   3,937,517   15,751   8,588,243            41,800          9,772,959

Net Income                                                                                                                370,545

                                                            --------------------------------       -----------      -------------
Balance, December 31, 2001                                    3,937,517  $15,751  $8,588,243       $    41,800      $  10,143,504
                                                            ===========  =======  ==========       ===========      =============


                                                            Treasury Stock
                                                          Shares     Amount         Total
                                                         -------   ---------       -------
Balance, September 30, 1999                             (433,272)   (2,000,191)   14,586,543

Purchase of 237,710 treasury shares                     (237,710)     (501,081)     (501,081)

Issuance of 4,000 treasury shares                          4,000         8,250         8,250

Dividends paid ($0.10 per share)                               -             -      (328,085)

Net income                                                                           662,867

Other comprehensive income                                     -             -        (9,454)
                                                     ---------------------------------------

Balance, September 30, 2000                             (666,982)   (2,493,022)   14,419,040

Net Income                                                                         1,389,091

Other comprehensive loss                                                             117,600
                                                     ---------------------------------------
Balance, September 30, 2001

Net Income                                              (666,982)   (2,493,022)   15,925,731

                                                                                     370,545

                                                     ---------------------------------------
Balance, December 31, 2001                              (666,982)  $(2,493,022)  $16,296,276
                                                     ===========   ===========   ===========

                See notes to consolidated financial statements

                               PARIS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



ACCOUNTING POLICIES:

1. The accompanying unaudited interim consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United Sates of America for complete financial statements. The Summary of Accounting Policies and Notes to Consolidated Financial Statements included in the September 30, 2001 Form 10-K should be read in conjunction with the accompanying statements. These statements include all adjustments (consisting only of normal recurring accruals) which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

2. The Company has agreements with certain customers and vendors which include potential rebates, commissions, and other liabilities upon the fulfillment of certain terms and conditions. Management had estimated and recorded contingent liabilities of approximately $478,000 as of September 30, 2001 related to these agreements and other potential liabilities. During the three months ended December 31, 2001, management increased the liability to $753,000, reflecting higher obligations.

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

5. Inventories consist of the following at December 31, 2001 and September 30, 2001:

                                          12/31/01         9/30/01
                                        ----------      ----------

                    Raw Materials       $  999,898      $  810,378
                    Work in Progress       260,180         334,729
                    Finished Goods       2,196,317       2,489,745
                                        ----------      ----------

                                        $3,456,395      $3,634,852
                                        ==========      ==========

                               PARIS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS
                             ---------------------
                               DECEMBER  31, 2001
                               ------------------


--------------------------------------------------------------------------------
                                                    Three Months
--------------------------------------------------------------------------------
                                                               $             %
                                   2001          2000        Change       Change
--------------------------------------------------------------------------------
Net Sales                        $12,356       $10,943       $1,413       13%
--------------------------------------------------------------------------------
Cost of sales                     10,765         9,524        1,241       13%
--------------------------------------------------------------------------------
Gross profit                       1,591         1,419          172       12%
--------------------------------------------------------------------------------
Selling                              456           533          (77)     -14%
--------------------------------------------------------------------------------
General and administrative expenses  574           574            0        0%
--------------------------------------------------------------------------------
Interest expense                      36            50          (14)     -28%
--------------------------------------------------------------------------------
Other (income) expense               (28)         (179)         151      -84%
--------------------------------------------------------------------------------
Pretax income (loss)                 553           441          112       25%
--------------------------------------------------------------------------------
Minority interest                    (24)          (15)          (9)      60%
--------------------------------------------------------------------------------
Income taxes                         206           166           40       24%
--------------------------------------------------------------------------------
Net income (loss)                $   371       $   290       $   81       28%
--------------------------------------------------------------------------------


Gross Profit
------------

Three Months Comparison

Gross Profit for the three months ended December 31, 2001 of $1,591M increased $172M or 12% as compared to the same quarter in the prior year. Net sales of $12,356M increased $1,413M or 13% and cost of sales increased $1,241M or 13%.

Sales Factors and Cost Factors
------------------------------

Sales of stock computer paper $2,410 decreased $318M or 12%. The unit volume decreased 12% while the average sell price remained flat. The cost of sales for stock computer paper decreased $322M, which is slightly greater than the decline in sales due to favorable purchases of raw material.

The sale of continuous custom products of $471M decreased $76M or 14% consistent with the unit volume decline of 14%. The cost of sales for custom continuous of $380M decreased $46M or 12% similar to the decline in revenue.

The sale of custom cut sheet products of $843M decreased $139M or 14% while the unit volume declined 17%. The costs of sales for custom cut sheet products declined only 9% resulting in margin erosion.

Sales of the Company's Laser3, DocuGard and HCFA product lines have decreased 7% on lower unit volume of 5%. The lower revenue is a timing issue and is not being interpreted as a trend for the product line. Cost of sales declined 11%, which is higher than the decline in sales leading to increased margin percentage.

The Consumer segment continues to trend upwards as sales increased from $5,396M to $7,624M resulting in increased sales of $2,228M or 41%. The Burlington value added products and Burlington cut sheets sales increased $172M while the Branded products were the primary contributor of the revenue increase. Cost of sales increased 40% consistent with the revenue increase.

Freight expense increased $59M or 15% slightly higher then the revenue increase related to the higher freight cost associated with the Consumer segment.

Operating Expenses
------------------

Three Months Comparison


Operating expenses of $1,030M decreased $77M or 14%. Marketing expenses declined $59M and sales expenses declined $18M. The marketing decline can be attributed to the expense in FY01 of a joint marketing venture with a third party, which didn't exist in FY02. There was no change in the total General and Administrative expense on a year to year basis.


OTHER INCOME AND EXPENSES
-------------------------

Other income of $28M decreased $151M or 84%. The decrease is related to lower investment income during the three months ended December 31, 2001.

Interest expense $36M declined $14M or 28% related to lower borrowings outstanding on the working capital line and lower interest rates.

                        LIQUIDITY AND CAPITAL RESOURCES:
                        --------------------------------


Working Capital increased $393M from $14,368M to $14,761M and cash and cash equivalents increased $2,024M during the three months ended December 31, 2001.

Net cash provided by operating activities was $1,113M. Net income generated cash flow of $371M. Accounts payable and accrued expenses increased $1503M as trade payables increased due to the high volume of finished goods purchases towards the end of the quarter to meet customer demand. Accounts receivable increased $840M and inventories decreased $179M related to the higher sales volume.

Net cash provided by investing activities was $275M related to the sale of investments of $429M and the purchase of equipment of $127M.

Net cash provided by financing activities was $636M related to proceeds of $659M from a revolving line of credit. In October 2000, Paris Business Products, Inc. agreed to a revolving line-of-credit with a bank for $3,500M. Borrowings as of December 31, 2001 were $2,364M. The line bears interest at the prime rate (4.75% as of December 31, 2001) and expires March 31, 2002. The line contains financial covenants including minimum working capital requirements, debt to equity limitations, cash flow requirements and other covenants and is collateralized by all of the assets of Paris Business Products, Inc.

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


                                    PARIS CORPORATION


                                     /s/ Dominic P. Toscani, Sr.
                                    ----------------------------
                                    Dominic P. Toscani, Sr.
                                    Chairman of
                                    the Board of Directors






                                     /s/ William L. Lomanno
                                    ----------------------------
                                    William L. Lomanno
                                    Chief Financial Officer and
                                    Principal Accounting Officer



DATE:   February 22, 2002